Form 10-Q
period 2000-06-30
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2000-08-11
CIK 1109304, 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      For the transition period from        to
                                                     ------   ------

                            ARMSTRONG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                        23-3033414
--------------------------------------------------------------------------------
(State or other jurisdiction of        Commission file       (I.R.S. Employer
incorporation or organization)             number            Identification No.)


P.O. Box 3001, Lancaster, Pennsylvania                              17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               (717) 397-0611
                                                   -----------------------------


                        ARMSTRONG WORLD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                  1-2116                23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of        Commission file       (I.R.S. Employer
incorporation or organization)             number            Identification No.)

P.O. Box 3001, Lancaster, Pennsylvania                               17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (717) 397-0611
                                                   -----------------------------

Armstrong World Industries, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X          No
                                                        ------         ------


Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of July 31, 2000 - 40,489,940

                                                  Part I - Financial Information
                                                  ------------------------------

Item 1 - Financial Statements
-----------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (amounts in millions except for per-share data)
                                    Unaudited

                                                                                  Three Months Ended            Six Months Ended
                                                                                       June 30                       June 30
                                                                                       -------                       -------
                                                                                   2000        1999             2000        1999
                                                                                  ------      ------           ------      ------
Net sales                                                                          $834.9      $827.3         $1,608.2    $1,600.1
Cost of goods sold                                                                  576.5       541.6          1,113.5     1,060.7
                                                                                  -------     -------          -------     -------
Gross profit                                                                        258.4       285.7            494.7       539.4

Selling, general and administrative expense                                         149.3       162.9            315.0       320.7
Charge for asbestos liability                                                       236.0           -            236.0           -
Goodwill amortization                                                                 6.2         6.0             12.3        12.1
Equity (earnings) from affiliates                                                    (4.5)       (4.0)            (9.2)       (7.9)
                                                                                  -------     -------          -------     -------
Operating income (loss)                                                            (128.6)      120.8            (59.4)      214.5

Interest expense                                                                     27.9        26.4             53.8        53.1
Other (income), net                                                                  (6.0)       (7.3)            (5.4)       (7.9)
                                                                                  -------     -------          -------     -------
Earnings (loss) from continuing operations before income taxes                     (150.5)      101.7           (107.8)      169.3
Income taxes (benefit)                                                              (49.3)       36.7            (32.6)       63.1
                                                                                  -------     -------          -------     -------

Earnings (loss) from continuing operations                                        ($101.2)      $65.0           ($75.2)     $106.2
                                                                                  -------     -------          -------     -------

Earnings from discontinued operations, net of
  tax of $1.1, $3.5, $3.2, and $6.7, respectively                                    $2.3        $7.8             $7.0       $14.9
Gain on sale of discontinued operations, net of
   tax of $41.9                                                                     106.4           -            106.4           -
                                                                                  -------     -------          -------     -------
Earnings from discontinued operations                                               108.7         7.8            113.4        14.9

Net earnings                                                                         $7.5       $72.8            $38.2      $121.1
                                                                                  =======     =======          =======     =======

Earnings (loss) per share of common stock, continuing operations:
  Basic                                                                            ($2.52)      $1.63           ($1.88)      $2.67
  Diluted                                                                          ($2.52)      $1.62           ($1.88)      $2.64

Earnings per share of common stock, earnings from discontinued operations:
  Basic                                                                             $0.06       $0.20            $0.17       $0.37
  Diluted                                                                           $0.06       $0.19            $0.17       $0.37

Earnings per share of common stock, gain on sale of discontinued operations:
  Basic                                                                             $2.65           -            $2.65           -
  Diluted                                                                           $2.64           -            $2.64           -

Net earnings per share of common stock:
  Basic                                                                             $0.19       $1.83            $0.95       $3.04
  Diluted                                                                           $0.19       $1.81            $0.95       $3.01

Average number of common shares outstanding:
  Basic                                                                              40.2        39.8             40.1        39.8
  Diluted                                                                            40.3        40.2             40.3        40.2


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (amounts in millions)
                                    Unaudited

            Assets                                             June 30, 2000        December 31, 1999
            ------                                             -------------        -----------------
Current assets:
      Cash and cash equivalents                                $     10.6            $     26.6
      Accounts receivable less allowance
         for discounts and losses                                   485.4                 403.4
      Inventories:
           Finished goods                                           279.8                 257.9
           Work in process                                           41.9                  42.4
           Raw materials and supplies                               160.0                 154.6
                                                               ----------            ----------
              Total gross inventories                               481.7                 454.9
            Less LIFO and other reserves                             49.5                  48.0
                                                               ----------            ----------
              Total inventories                                     432.2                 406.9

      Deferred income taxes                                          53.6                  40.6
      Net assets of discontinued operations                           --                   93.5
      Other current assets                                           83.9                  86.7
                                                               ----------            ----------
              Total current assets                                1,065.7               1,057.7

Property, plant, and equipment                                    2,459.3               2,481.1
      Less accumulated depreciation and amortization              1,113.7               1,123.6
                                                               ----------            ----------
              Net property, plant and equipment                   1,345.6               1,357.5

Insurance for asbestos-related liabilities, noncurrent              236.1                 270.0
Investment in affiliates                                             35.6                  34.2
Goodwill, net                                                       911.9                 935.1
Other intangibles, net                                               55.2                  54.9
Other noncurrent assets                                             394.2                 374.4
                                                               ----------            ----------
              Total assets                                     $  4,044.3            $  4,083.8
                                                               ==========            ==========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                          $    112.1            $     64.7
      Current installments of long-term debt                         14.4                  36.1
      Accounts payable and accrued expenses                         607.7                 636.2
      Income taxes                                                   18.0                   2.1
                                                               ----------            ----------
              Total current liabilities                             752.2                 739.1

Long-term debt, less current installments                         1,281.9               1,412.9
Employee Stock Ownership Plan (ESOP) loan guarantee                 142.2                 155.3
Postretirement and postemployment benefit liabilities               247.2                 244.5
Pension benefit liabilities                                         156.3                 166.2
Asbestos-related long-term liabilities                              622.5                 506.5
Other long-term liabilities                                          99.9                 105.4
Deferred income taxes                                                48.1                  62.9
Minority interest in subsidiaries                                     7.3                  11.8
                                                               ----------            ----------
              Total noncurrent liabilities                        2,605.4               2,665.5

Shareholders' equity:
      Common stock                                                   51.9                  51.9
      Capital in excess of par value                                175.4                 176.4
      Reduction for ESOP loan guarantee                            (185.4)               (190.3)
      Retained earnings                                           1,196.5               1,196.2
      Accumulated other comprehensive loss                          (23.2)                (16.5)
      Treasury stock                                               (528.5)               (538.5)
                                                               ----------            ----------
              Total shareholders' equity                            686.7                 679.2
                                                               ----------            ----------

              Total liabilities and shareholders' equity       $  4,044.3            $  4,083.8
                                                               ==========            ==========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                              (amounts in millions)
                                    Unaudited

                                                                          2000                      1999
                                                                        --------                  --------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & June 30                                  $   51.9                  $   51.9
                                                                        --------                  --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                            $  176.4                  $  173.0
Stock issuances and other                                                    4.3                       2.2
Contribution of treasury stock to ESOP                                      (5.3)                        -
                                                                        --------                  --------
Balance at June 30                                                      $  175.4                  $  175.2
                                                                        --------                  --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                            $ (190.3)                 $ (199.1)
Principal paid                                                              13.2                      11.2
Loans to ESOP                                                               (7.3)                     (0.8)
Contribution of treasury stock to ESOP                                      (4.1)                        -
Accrued compensation                                                         3.1                      (0.8)
                                                                        --------                  --------
Balance at June 30                                                      $ (185.4)                 $ (189.5)
                                                                        --------                  --------

Retained earnings:
------------------
Balance at beginning of year                                            $1,196.2                  $1,257.0
Net earnings                                                                38.2   $  38.2           121.1   $ 121.1
Tax benefit on dividends paid on
  unallocated common shares                                                  0.7                       0.9
                                                                        --------                  --------
  Total                                                                 $1,235.1                  $1,379.0
Less common stock dividends                                                 38.6                      38.4
                                                                        --------                  --------
Balance at June 30                                                      $1,196.5                  $1,340.6
                                                                        --------                  --------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                            $  (16.5)                 $  (25.4)
  Foreign currency translation adjustments and
     hedging activities                                                     (2.1)                     (5.0)
  Unrealized loss on available for sale securities                          (2.5)                        -
  Minimum pension liability adjustments                                     (2.1)                      1.3
                                                                        --------                  --------
 Total other comprehensive (loss)                                           (6.7)     (6.7)           (3.7)     (3.7)
                                                                        --------   -------        --------   -------
Balance at June 30                                                      $  (23.2)                 $  (29.1)
                                                                        --------                  --------

Comprehensive income (loss)                                                        $  31.5                   $ 117.4
---------------------------                                                        =======                   =======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                            $  538.5                  $  547.7
Stock purchases                                                                -                       0.7
Stock issuance activity, net                                                (0.6)                     (2.2)
Contribution of treasury stock to ESOP                                      (9.4)                        -
                                                                        --------                  --------
Balance at June 30                                                      $  528.5                  $  546.2
                                                                        --------                  --------

Total shareholders' equity                                              $  686.7                  $  802.9
                                                                        ========                  ========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                                         Six Months Ended
                                                                                               June 30,
                                                                                        2000             1999
                                                                                        ----             ----
Cash flows from operating activities:
     Net earnings                                                                   $   38.2          $  121.1
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                             79.4              78.2
       Depreciation and amortization, discontinued operations                            3.9               5.1
       Gain on sale of businesses                                                     (148.3)             (7.5)
       Deferred income taxes                                                           (14.1)              2.5
       Equity earnings from affiliates                                                  (9.2)             (7.9)
       Reorganization and restructuring payments                                        (2.2)            (12.8)
       Payments for asbestos-related claims, net of recoveries                         (67.3)            (17.0)
       Charge for asbestos liability                                                   236.0                 -
       Decrease in net assets of businesses held for sale                                2.2              13.3
       Increase in net assets of discontinued operations                                   -              (7.2)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:
       Increase in receivables                                                         (68.0)            (63.2)
       Increase in inventories                                                         (32.8)             (8.6)
       (Increase)/decrease in other current assets                                      (8.9)             15.9
       Increase in other noncurrent assets                                             (18.6)            (38.0)
       Increase/(decrease) in accounts payable and accrued expenses                    (47.3)              9.2
       Increase in income taxes payable                                                 12.0              58.4
       Increase/(decrease) in other long-term liabilities                               (3.2)             15.1
       Other, net                                                                        6.1              (7.7)
                                                                                    --------          --------
Net cash provided by (used for) operating activities                                   (42.1)            148.9
                                                                                    --------          --------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                 (65.8)            (69.8)
     Purchases of property, plant and equipment, discontinued operations                (2.8)             (3.2)
     Investment in computer software                                                    (5.5)             (5.2)
     Acquisitions, net of cash acquired                                                 (8.8)                -
     Distributions from equity affiliates                                                6.6               7.3
     Proceeds from the sale of assets                                                    3.1               3.4
     Proceeds from the sale of businesses                                              238.4              78.4
     Other, net                                                                            -              (0.2)
                                                                                    --------          --------
Net cash provided by investing activities                                              165.2              10.7
                                                                                    --------          --------
Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                        50.2             (99.1)
     Payments of long-term debt                                                       (148.7)             (5.7)
     Cash dividends paid                                                               (38.6)            (38.4)
     Purchase of common stock for the treasury, net                                     (1.3)             (0.7)
     Proceeds from exercised stock options                                                 -               1.2
                                                                                    --------          --------
Net cash used for financing activities                                                (138.4)           (142.7)
                                                                                    --------          --------

Effect of exchange rate changes on cash and cash equivalents
                                                                                        (0.7)              1.8
                                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                               ($   16.0)         $   18.7
Cash and cash equivalents at beginning of period                                    $   26.6          $   38.2
                                                                                    --------          --------

Cash and cash equivalents at end of period                                          $   10.6          $   56.9
                                                                                    ========          ========


See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. BASIS OF PRESENTATION
-----------------------------

The accompanying financial statements contain the financial results of Armstrong Holdings, Inc. ("Armstrong"). Armstrong acquired the stock of Armstrong World Industries, Inc. on May 1, 2000. An indirect holding in Armstrong World Industries, Inc. makes up substantially all of the assets of Armstrong. Financial statements of Armstrong World Industries, Inc., a wholly owned subsidiary of Armstrong, are shown due to the existence of publicly-traded debt. Since Armstrong was not a publicly traded company and had no substantial operations prior to May 1, 2000, the 1999 results of operations and financial condition of Armstrong World Industries, Inc. are used for comparative purposes. See Note 12 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the second quarter of 2000, compared with the corresponding period of 1999 included in this report, are unaudited. However, these results have been reviewed by Armstrong's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Armstrong completed the previously announced sale of its Insulation Products segment on May 31, 2000 (see Note 2). Accordingly, the accompanying condensed consolidated financial statements reflect this business as a discontinued operation and prior periods have been restated.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's annual report and Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The second quarters of the wood products segment ended on July 1, 2000 and July 3, 1999. No events occurred between June 30 and these dates materially affecting Armstrong's financial position or results of operations.


Note 2. DISCONTINUED OPERATIONS
-------------------------------

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The consideration included approximately $238 million cash and $40 million in notes receivable. The notes receivable have been discounted to their fair market value of approximately $26 million. The notes are generally collectible within eleven years. Under certain circumstances, the notes could be paid at an earlier time. The notes bear interest rates ranging from five percent to eight percent. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. The proceeds and gain are subject to certain post-closing adjustments.


NOTE 3. ACQUISITIONS
--------------------

On May 18, 2000 Armstrong acquired privately-held Switzerland-based Gema Holding AG, a leading manufacturer and installer of metal ceilings for $6 million plus certain contingent consideration based on future results over the next three years. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. Armstrong has not yet finalized the allocation of purchase price to the fair value of tangible and identifiable intangible assets acquired.

During the second quarter of 2000, Armstrong recorded adjustments that reduced goodwill and certain liabilities by approximately $3.3 million related to its 1998 acquisition of DLW. These adjustments were related to resolution of pre-acquisition tax contingencies and certain other matters.


Note 4. INDUSTRY SEGMENTS
-------------------------
(amounts in millions)                                  Three months                         Six months
                                                       ended June 30                       ended June 30
Net sales to external customers                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $ 397.9           $ 402.3         $   766.4        $    778.5
Building products                                  192.2             182.1             380.7             371.8
Wood products                                      244.8             218.9             461.1             405.9
All other                                              -              24.0                 -              43.9
                                                 -------           -------         ---------         ---------
Total sales to external customers                $ 834.9           $ 827.3         $ 1,608.2         $ 1,600.1
                                                 =======           =======         =========         =========
                                                       Three months                         Six months
                                                       ended June 30                       ended June 30
Segment operating income (loss)                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $  47.0           $  59.0         $    76.7         $   105.7
Building products                                   31.2              31.0              56.9              60.7
Wood products                                       29.2              30.0              47.1              48.5
All other                                           (0.1)              3.2               0.1               5.1
                                                 -------           -------         ---------         ---------
Total segment operating income                     107.3             123.2             180.8             220.0
Charge for asbestos liability                     (236.0)                -            (236.0)                -
Unallocated corporate income (expense)               0.1              (2.4)             (4.2)             (5.5)
                                                 -------           -------         ---------         ---------
Total consolidated operating income (loss)       $(128.6)          $ 120.8         $   (59.4)        $   214.5
                                                 =======           =======         =========         =========
                                                                                      June 30         December 31
Segment assets                                                                         2000              1999
--------------                                                                         ----              ----
Floor coverings                                                                     $1,463.3          $1,477.6
Building products                                                                      513.4             535.1
Wood products                                                                        1,347.3           1,308.0
All other                                                                               16.1              16.0
                                                                                        ----          --------
Total segment assets                                                                 3,340.1           3,336.7
Assets not assigned to business units                                                  704.2             747.1
                                                                                       -----             -----
Total consolidated assets                                                          $ 4,044.3         $ 4,083.8
                                                                                   =========         =========


Note 5. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2000 and 1999:

                                        Beginning             Cash                                    Ending
(amounts in millions)                    balance            payments              Other               balance
                                         -------            --------              -----               -------
2000                                      $12.1               ($2.2)              ($0.6)               $ 9.3
1999                                       30.6               (12.8)               (0.3)                17.5

The amount in "other" is primarily related to foreign currency translation. Substantially all of the remaining balance at June 30, 2000 relates to terminated employees with extended payouts, most of which will be paid during 2000, and a noncancelable operating lease.

Note 6. OTHER COMPREHENSIVE INCOME (LOSS)
-----------------------------------------

The related tax effects allocated to each component of other comprehensive income (loss) for the six months ended June 30, 2000 are as follows.

                                                                          Before                     Net of
                                                                            Tax          Tax           Tax
(amounts in millions)                                                     Amount       Benefit       Amount
                                                                          ------       -------       ------
Foreign currency translation adjustments
    and hedging activities                                                $(2.1)           -         $(2.1)
Unrealized loss on available for sale securities                           (2.5)           -          (2.5)
Minimum pension liability adjustment                                       (3.4)        $1.3          (2.1)
                                                                           -----        ----          -----
Other comprehensive income (loss)                                         $(8.0)        $1.3         $(6.7)
                                                                          ======        ====         ======


Note 7. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                         Six Months Ended
                                                                   June 30
                                                             2000         1999
                                                             ----         ----
Interest paid                                              $ 53.9        $ 51.1
Income taxes paid, net                                     $ 17.5        $ 11.1

See Note 2 for discussion of certain non-cash investing activities related to the sale of Armstrong Insulation Products.


Note 8. EARNINGS (LOSS) PER SHARE
---------------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. The earnings per share components for the second quarter and first six months of 2000 do not add due to the anti-dilutive impact of the loss from continuing operations.

Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. Armstrong is a defendant in approximately 176,000 pending personal injury claims as of June 30, 2000. During the first six months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 30,000 claims naming Armstrong as a defendant compared to 29,300 during the first six months of 1999.

Asbestos-Related Liability

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflects higher than anticipated claims and higher average settlement costs for claims during 2000, primarily for recent settlements outside of the Center's Strategic Settlement Program ("SSP"). Further, although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2006 ranges from $822.5 million to $1,427.0 million as of June 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $822.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $200.0 million over the next 12 months and has reflected such amount as a current liability.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact if any on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2006. Accordingly, substantially all of the range discussed above, and as recorded by Armstrong, comprises management's best estimate of claims expected to be filed within the forthcoming 6 years. For claims that may be filed beyond 2006, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of June 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $67.1 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the final determination of coverage shared with ACandS, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.


NOTE 10. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $15.4 million and $14.7 million were recorded at June 30, 2000 and December 31, 1999, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition or liquidity, although the recording of future costs may be material to earnings in such future period.


NOTE 11. - SUBSEQUENT EVENTS
----------------------------

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash, subject to certain post-closing adjustments. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of W.W. Henry Company. The transaction will be recorded in the third quarter. Under the terms of a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale.

On August 8, 2000, Armstrong announced that Michael D. Lockhart would succeed George A. Lorch as chairman and chief executive officer, effective immediately. Additionally, Frank A. Riddick, Armstrong's former chief financial officer who was promoted to chief operating officer in March, assumed the additional title of president. Mr. Lorch was appointed chairman emeritus and will remain on the Board of Directors through the December 2000 meeting.


NOTE 12 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD
--------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------

The difference between the financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc.

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (amounts in millions except for per-share data)
                                    Unaudited

                                                                                 Three Months Ended            Six Months Ended
                                                                                       June 30                      June 30
                                                                                       -------                      -------
                                                                                   2000        1999            2000         1999
                                                                                  ------      ------        --------      -------
Net sales                                                                         $834.9      $827.3        $1,608.2     $1,600.1
Cost of goods sold                                                                 576.5       541.6         1,113.5      1,060.7
                                                                                  ------      ------        --------      -------
Gross profit                                                                       258.4       285.7           494.7        539.4

Selling, general and administrative expense                                        148.8       162.9           314.5        320.7
Charge for asbestos liability                                                      236.0           -           236.0            -
Goodwill amortization                                                                6.2         6.0            12.3         12.1
Equity (earnings) from affiliates                                                   (4.5)       (4.0)           (9.2)        (7.9)
                                                                                  ------      ------        --------      -------
Operating income (loss)                                                           (128.1)      120.8           (58.9)       214.5

Interest expense                                                                    27.9        26.4            53.8         53.1
Other (income), net                                                                 (6.0)       (7.3)           (5.4)        (7.9)
                                                                                  ------      ------        --------      -------
Earnings (loss) from continuing operations before income taxes                    (150.0)      101.7          (107.3)       169.3
Income taxes (benefit)                                                             (49.1)       36.7           (32.4)        63.1
                                                                                  ------      ------        --------      -------

Earnings (loss) from continuing operations                                       ($100.9)      $65.0          ($74.9)      $106.2
                                                                                  ------      ------        --------      -------

Earnings from discontinued operations, net of
  tax of $1.1, $3.5, $3.2, and $6.7, respectively                                   $2.3        $7.8            $7.0        $14.9
Gain on sale of discontinued operations, net of
   tax of $41.9                                                                    106.4           -           106.4            -
                                                                                  ------      ------        --------      -------
Earnings from discontinued operations                                              108.7         7.8           113.4         14.9

Net earnings                                                                        $7.8       $72.8           $38.5       $121.1
                                                                                  ======      ======        ========      =======


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 15.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (amounts in millions)
                                    Unaudited

           Assets                                                     June 30, 2000     December 31, 1999
           ------                                                     -------------     -----------------
Current assets:
      Cash and cash equivalents                                            $10.6               $26.6
      Accounts receivable less allowance
         for discounts and losses                                          485.4               403.4
      Inventories:
           Finished goods                                                  279.8               257.9
           Work in process                                                  41.9                42.4
           Raw materials and supplies                                      160.0               154.6
                                                                       ---------            --------
              Total gross inventories                                      481.7               454.9
            Less LIFO and other reserves                                    49.5                48.0
                                                                       ---------            --------
              Total inventories                                            432.2               406.9

      Deferred income taxes                                                 53.6                40.6
      Net assets of discontinued operations                                    -                93.5
      Other current assets                                                  83.9                86.7
                                                                       ---------            --------
              Total current assets                                       1,065.7             1,057.7

Property, plant, and equipment                                           2,459.3             2,481.1
      Less accumulated depreciation and amortization                     1,113.7             1,123.6
                                                                       ---------            --------
              Net property, plant and equipment                          1,345.6             1,357.5

Insurance for asbestos-related liabilities, noncurrent                     236.1               270.0
Investment in affiliates                                                    35.6                34.2
Goodwill, net                                                              911.9               935.1
Other intangibles, net                                                      55.2                54.9
Other noncurrent assets                                                    394.2               374.4
                                                                       ---------            --------
              Total assets                                              $4,044.3            $4,083.8
                                                                       =========            ========

      Liabilities and Shareholders' Equity
Current liabilities:
      Short-term debt                                                     $112.1               $64.7
      Current installments of long-term debt                                14.4                36.1
      Accounts payable and accrued expenses                                607.4               636.2
      Income taxes                                                          18.6                 2.1
                                                                       ---------            --------
              Total current liabilities                                    752.5               739.1

Long-term debt, less current installments                                1,281.9             1,412.9
Long-term amounts payable to parent company                                  1.5                   -
Employee Stock Ownership Plan (ESOP) loan guarantee                        142.2               155.3
Postretirement and postemployment benefit liabilities                      247.2               244.5
Pension benefit liabilities                                                156.3               166.2
Asbestos-related long-term liabilities                                     622.5               506.5
Other long-term liabilities                                                 99.9               105.4
Deferred income taxes                                                       48.1                62.9
Minority interest in subsidiaries                                            7.3                11.8
                                                                       ---------            --------
              Total noncurrent liabilities                               2,606.9             2,665.5

Shareholders' equity:
      Common stock                                                          51.9                51.9
      Capital in excess of par value                                       175.3               176.4
      Reduction for ESOP loan guarantee                                   (185.4)             (190.3)
      Retained earnings                                                  1,194.8             1,196.2
      Accumulated other comprehensive loss                                 (23.2)              (16.5)
      Treasury stock                                                      (528.5)             (538.5)
                                                                       ---------            --------
              Total shareholders' equity                                   684.9               679.2
                                                                       ---------            --------

              Total liabilities and shareholders' equity                $4,044.3            $4,083.8
                                                                       =========            ========

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 15.

               Armstrong World Industries, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                              (amounts in millions)
                                    Unaudited

                                                            2000                      1999
                                                         --------                  --------
Common stock, $1 par value:
Balance at beginning of year & June 30                    $  51.9                    $ 51.9
                                                         --------                  --------

Capital in excess of par value:
Balance at beginning of year                              $ 176.4                    $173.0
Stock issuances and other                                     4.2                       2.2
Contribution of treasury stock to ESOP                       (5.3)                       -
                                                         --------                  --------
Balance at June 30                                        $ 175.3                    $175.2
                                                         --------                  --------

Reduction for ESOP loan guarantee:
Balance at beginning of year                              $(190.3)                 $ (199.1)
Principal paid                                               13.2                      11.2
Loans to ESOP                                                (7.3)                     (0.8)
Contribution of treasury stock to ESOP                       (4.1)                        -
Accrued compensation                                          3.1                      (0.8)
                                                         --------                  --------
Balance at June 30                                        $(185.4)                 $ (189.5)
                                                         --------                  --------

Retained earnings:
Balance at beginning of year                             $1,196.2                  $1,257.0
Net earnings                                                 38.5     $38.5           121.1    $121.1
Tax benefit on dividends paid on
  unallocated common shares                                   0.7                       0.9
                                                         --------                  --------
  Total                                                  $1,235.4                  $1,379.0
Less rights redemptions                                       2.0                         -
Less common stock dividends                                  38.6                      38.4
                                                         --------                  --------
Balance at June 30                                       $1,194.8                  $1,340.6
                                                         --------                  --------

Accumulated other comprehensive income (loss):
Balance at beginning of year                              $ (16.5)                  $ (25.4)
  Foreign currency translation adjustments and
     hedging activities                                      (2.1)                     (5.0)
  Unrealized loss on available for sale securities           (2.5)                        -
  Minimum pension liability adjustments                      (2.1)                      1.3
                                                         --------                  --------
 Total other comprehensive (loss)                            (6.7)     (6.7)           (3.7)     (3.7)
                                                         --------    ------        --------    ------
Balance at June 30                                        $ (23.2)                  $ (29.1)
                                                         --------                  --------

Comprehensive income (loss)                                           $31.8                    $117.4
---------------------------                                          ======                    ======

Less treasury stock at cost:
Balance at beginning of year                              $ 538.5                    $547.7
Stock purchases                                                 -                       0.7
Stock issuance activity, net                                 (0.6)                     (2.2)
Contribution of treasury stock to ESOP                       (9.4)                       -
                                                         --------                  --------
Balance at June 30                                        $ 528.5                    $546.2
                                                         --------                  --------

Total shareholders' equity                                $ 684.9                    $802.9
                                                         ========                   =======

See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 15.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                               (amounts in millions)
                                    Unaudited

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                       2000             1999
                                                                                      ------           ------
Cash flows from operating activities:
     Net earnings                                                                      $38.5           $121.1
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                             79.4             78.2
       Depreciation and amortization, discontinued operations                            3.9              5.1
       Gain on sale of businesses                                                     (148.3)            (7.5)
       Deferred income taxes                                                           (14.1)             2.5
       Equity earnings from affiliates                                                  (9.2)            (7.9)
       Reorganization and restructuring payments                                        (2.2)           (12.8)
       Payments for asbestos-related claims, net of recoveries                         (67.3)           (17.0)
       Charge for asbestos liability                                                   236.0                -
       Decrease in net assets of businesses held for sale                                2.2             13.3
       Increase in net assets of discontinued operations                                   -             (7.2)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:
       Increase in receivables                                                         (68.0)           (63.2)
       Increase in inventories                                                         (32.8)            (8.6)
       (Increase)/decrease in other current assets                                      (8.9)            15.9
       Increase in other noncurrent assets                                             (18.6)           (38.0)
       Increase/(decrease) in accounts payable and accrued expenses                    (47.3)             9.2
       Increase in income taxes payable                                                 11.8             58.4
       Increase/(decrease) in other long-term liabilities                               (3.3)            15.1
       Other, net                                                                        6.1             (7.7)
                                                                                      ------           ------
Net cash provided by (used for) operating activities                                   (42.1)           148.9
                                                                                      ------           ------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                 (65.8)           (69.8)
     Purchases of property, plant and equipment, discontinued operations                (2.8)            (3.2)
     Investment in computer software                                                    (5.5)            (5.2)
     Acquisitions, net of cash acquired                                                 (8.8)               -
     Distributions from equity affiliates                                                6.6              7.3
     Proceeds from the sale of assets                                                    3.1              3.4
     Proceeds from the sale of businesses                                              238.4             78.4
     Other, net                                                                           -              (0.2)
                                                                                      ------           ------
Net cash provided by investing activities                                              165.2             10.7
                                                                                      ------           ------

Cash flows from financing activities:
     Increase/(decrease) in short-term debt, net                                        50.2            (99.1)
     Payments of long-term debt                                                       (148.7)            (5.7)
     Cash dividends paid                                                               (38.6)           (38.4)
     Purchase of common stock for the treasury, net                                     (1.3)            (0.7)
     Proceeds from exercised stock options                                                -               1.2
                                                                                      ------           ------
Net cash used for financing activities                                                (138.4)          (142.7)
                                                                                      ------           ------

Effect of exchange rate changes on cash and cash equivalents                            (0.7)             1.8
                                                                                      ------           ------

Net increase (decrease) in cash and cash equivalents                                  ($16.0)           $18.7
Cash and cash equivalents at beginning of period                                       $26.6            $38.2
                                                                                      ------           ------

Cash and cash equivalents at end of period                                             $10.6            $56.9
                                                                                      ======           ======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 15.

Note 1. BASIS OF PRESENTATION
-----------------------------

The accompanying financial statements contain the financial results of Armstrong World Industries, Inc. ("Armstrong"). Financial statements of Armstrong, a wholly owned subsidiary of Armstrong Holdings, Inc., are shown due to the existence of publicly-traded debt. See Note 12 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results for the second quarter of 2000, compared with the corresponding period of 1999 included in this report, are unaudited. However, these results have been reviewed by Armstrong's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Armstrong completed the previously announced sale of its Insulation Products segment on May 31, 2000 (see Note 2). Accordingly, the accompanying condensed consolidated financial statements reflect this business as a discontinued operation and prior periods have been restated.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's annual report and Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The second quarters of the wood products segment ended on July 1, 2000 and July 3, 1999. No events occurred between June 30 and these dates materially affecting Armstrong's financial position or results of operations.


Note 2. DISCONTINUED OPERATIONS
-------------------------------

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The consideration included approximately $238 million cash and $40 million in notes receivable. The notes receivable have been discounted to their fair market value of approximately $26 million. The notes are generally collectible within eleven years. Under certain circumstances, the notes could be paid at an earlier time. The notes bear interest rates ranging from five percent to eight percent. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. The proceeds and gain are subject to certain post-closing adjustments.


NOTE 3. ACQUISITIONS
--------------------

On May 18, 2000 Armstrong acquired privately-held Switzerland-based Gema Holding AG, a leading manufacturer and installer of metal ceilings for $6 million plus certain contingent consideration based on future results over the next three years. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. Armstrong has not yet finalized the allocation of purchase price to the fair value of tangible and identifiable intangible assets acquired.

During the second quarter of 2000, Armstrong recorded adjustments that reduced goodwill and certain liabilities by approximately $3.3 million related to its 1998 acquisition of DLW. These adjustments were related to resolution of pre-acquisition tax contingencies and certain other matters.

Note 4. INDUSTRY SEGMENTS
-------------------------

(amounts in millions)                                  Three months                         Six months
                                                       ended June 30                       ended June 30
Net sales to external customers                    2000              1999              2000              1999
-------------------------------                  -------           -------         ---------         ---------
Floor coverings                                  $ 397.9           $ 402.3        $    766.4        $    778.5
Building products                                  192.2             182.1             380.7             371.8
Wood products                                      244.8             218.9             461.1             405.9
All other                                           -                 24.0            -                   43.9
                                                 -------           -------         ---------         ---------
Total sales to external customers                $ 834.9           $ 827.3         $ 1,608.2         $ 1,600.1
                                                 =======           =======         =========         =========

                                                       Three months                         Six months
                                                       ended June 30                       ended June 30
Segment operating income (loss)                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                $    47.0            $ 59.0           $  76.7          $  105.7
Building products                                   31.2              31.0              56.9              60.7
Wood products                                       29.2              30.0              47.1              48.5
All other                                           (0.1)              3.2               0.1               5.1
                                               ----------          -------          ---------         --------
Total segment operating income                     107.3             123.2             180.8             220.0
Charge for asbestos liability                     (236.0)            -                (236.0)             -
Unallocated corporate income (expense)               0.6              (2.4)             (3.7)             (5.5)
                                               ----------          -------          ---------         --------
Total consolidated operating income (loss)     $  (128.1)          $ 120.8          $  (58.9)         $  214.5
                                               ==========          =======          =========         ========

                                                                                     June 30         December 31
Segment assets                                                                         2000              1999
--------------                                                                         ----              ----
Floor coverings                                                                     $1,463.3          $1,477.6
Building products                                                                      513.4             535.1
Wood products                                                                        1,347.3           1,308.0
All other                                                                               16.1              16.0
                                                                                   ---------         ---------
Total segment assets                                                                 3,340.1           3,336.7
Assets not assigned to business units                                                  704.2             747.1
                                                                                   ---------         ---------
Total consolidated assets                                                          $ 4,044.3         $ 4,083.8
                                                                                   =========         =========


Note 5. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for the first six months of 2000 and 1999:

                                        Beginning             Cash                                    Ending
(amounts in millions)                    balance            payments              Other               balance
                                         -------            --------              -----               -------
2000                                      $12.1               ($2.2)              ($0.6)               $ 9.3
1999                                       30.6               (12.8)               (0.3)                17.5

The amount in "other" is primarily related to foreign currency translation. Substantially all of the remaining balance at June 30, 2000 relates to terminated employees with extended payouts, most of which will be paid during 2000, and a noncancelable operating lease.

Note 6. OTHER COMPREHENSIVE INCOME (LOSS)
-----------------------------------------

The related tax effects allocated to each component of other comprehensive income (loss) for the six months ended June 30, 2000 are as follows.

                                                  Before                 Net of
                                                    Tax        Tax         Tax
(amounts in millions)                             Amount     Benefit     Amount
                                                  ------     -------     ------
Foreign currency translation adjustments
    and hedging activities                        $(2.1)         -       $(2.1)
Unrealized loss on available for sale securities   (2.5)         -        (2.5)
Minimum pension liability adjustment               (3.4)      $1.3        (2.1)
                                                   -----      ----        -----
Other comprehensive income (loss)                 $(8.0)      $1.3       $(6.7)
                                                  ======      ====       ======

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                          Six Months Ended
                                                                    June 30
                                                              2000          1999
                                                            ------        ------
Interest paid                                               $ 53.9        $ 51.1
Income taxes paid, net                                      $ 17.5        $ 11.1

See Note 2 for discussion of certain non-cash investing activities related to the sale of Armstrong Insulation Products.


Note 8. EARNINGS (LOSS) PER SHARE
---------------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. The earnings per share components for the second quarter and first six months of 2000 do not add due to the anti-dilutive impact of the loss from continuing operations.


Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. Armstrong is a defendant in approximately 176,000 pending personal injury claims as of June 30, 2000. During the first six months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 30,000 claims naming Armstrong as a defendant compared to 29,300 during the first six months of 1999.

Asbestos-Related Liability

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflects higher than anticipated claims and higher average settlement costs for claims during 2000, primarily for recent settlements outside of the Center's Strategic Settlement Program ("SSP"). Further, although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2006 ranges from $822.5 million to $1,427.0 million as of June 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $822.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $200.0 million over the next 12 months and has reflected such amount as a current liability.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact if any on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2006. Accordingly, substantially all of the range discussed above, and as recorded by Armstrong, comprises management's best estimate of claims expected to be filed within the forthcoming 6 years. For claims that may be filed beyond 2006, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of June 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $67.1 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the final determination of coverage shared with ACandS, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.


NOTE 10. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $15.4 million and $14.7 million were recorded at June 30, 2000 and December 31, 1999, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition or liquidity, although the recording of future costs may be material to earnings in such future period.

NOTE 11. - SUBSEQUENT EVENTS
----------------------------

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash, subject to certain post-closing adjustments. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of W.W. Henry Company. The transaction will be recorded in the third quarter. Under the terms of a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale.

On August 8, 2000, Armstrong announced that Michael D. Lockhart would succeed George A. Lorch as chairman and chief executive officer, effective immediately. Additionally, Frank A. Riddick, Armstrong's former chief financial officer who was promoted to chief operating officer in March, assumed the additional title of president. Mr. Lorch was appointed chairman emeritus and will remain on the Board of Directors through the December 2000 meeting.


NOTE 12 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS AND ARMSTRONG WORLD INDUSTRIES,
--------------------------------------------------------------------------------
          INC.
          ----

The difference between the financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders of
Armstrong Holdings, Inc.:

We have reviewed the condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Armstrong World Industries, Inc., and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP



Philadelphia, Pennsylvania
August 11, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis correspond to Armstrong Holdings, Inc. See Notes 2 and 12 to unaudited condensed consolidated financial statements for further discussion.

Financial Condition
-------------------

As shown on the condensed Consolidated Balance Sheets (see page 3), Armstrong had cash and cash equivalents of $10.6 million at June 30, 2000. Working capital was $313.5 million as of June 30, 2000, $5.1 million lower than the $318.6 million recorded at the end of 1999. The ratio of current assets to current liabilities was 1.42 to 1 as of June 30, 2000, compared with 1.43 to 1 as of December 31, 1999.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan, decreased in the second quarter of 2000. At June 30, 2000, long-term debt of $1,281.9 million, or 57.3 percent of total capital, compared with $1,412.9 million, or
60.2 percent of total capital, at the end of 1999. At June 30, 2000, and December 31, 1999 ratios of total debt (including Armstrong's guarantee of the ESOP loan) as a percent of total capital were 69.3 percent and 71.1 percent, respectively. The decrease in long-term debt was due to the receipt of proceeds from the sale of Armstrong Insulation Products which was used to pay outstanding debt.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash used for operating activities for the six months ended June 30, 2000, was $42.1 million compared with net cash provided by operating activities of $148.9 million for the comparable period in 1999. The decrease was primarily due to several items including lower net income, higher net payments for asbestos claims and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $165.2 million for the six months ended June 30, 2000, compared with $10.7 million for the six months ended June 30, 1999. The increase was primarily due to proceeds from the sale of the Insulation Products business.

Net cash used for financing activities was $138.4 million for the six months ended June 30, 2000 compared with $142.7 million for the six months ended June 30, 1999. The decrease was primarily due to the $98.5 million net decrease in debt during 2000 compared to the $104.8 million net decrease in debt during 1999.

Armstrong is regularly evaluating its various business units and may from time to time dispose of, or restructure, those units. On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The consideration included $238 million cash and $40 million in notes receivable. The notes receivable were discounted to their fair market value of approximately $26 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. The proceeds and gain are subject to certain post-closing adjustments. On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash, subject to certain post-closing adjustments. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of W.W. Henry Company. The transaction will be recorded in the third quarter. Under the terms of a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. Armstrong is also currently in divestiture discussions and evaluations related to its European carpet business.

Asbestos-Related Litigation
---------------------------

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. Armstrong is a defendant in approximately 176,000 pending personal injury claims as of June 30, 2000. During the first six months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 30,000 claims naming Armstrong as a defendant compared to 29,300 during the first six months of 1999.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached agreements with several law firms that cover approximately 115,000 claims (or 53% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflects higher than anticipated claims and higher average settlement costs for claims during 2000, primarily for recent settlements outside of the Center's Strategic Settlement Program ("SSP"). Further, although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2006 ranges from $822.5 million to $1,427.0 million as of June 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $822.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $200.0 million over the next 12 months and has reflected such amount as a current liability.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact if any on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increase in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2006. Accordingly, substantially all of the range discussed above, and as recorded by Armstrong, comprises management's best estimate of claims expected to be filed within the forthcoming 6 years. For claims that may be filed beyond 2006, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of June 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $67.1 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the final determination of coverage shared with ACandS, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Armstrong paid $95.0 million for asbestos related claims in the first six months of 2000 compared to $74.8 million in the first six months of 1999. Armstrong received $27.7 million in asbestos-related insurance recoveries during the first six months of 2000 compared to $57.8 million during the first six months of 1999. Armstrong currently expects to pay approximately $125.0 million to $135.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes.

While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.

Consolidated Results
--------------------

The following discussions of consolidated results are on a continuing operations basis.

Second-quarter net sales of $834.9 million from continuing operations were 0.9% higher than in the second quarter of 1999. Included in the second quarter of 1999 were sales from Armstrong Industrial Specialties, Inc. and the Textile products businesses, which were sold in the second and third quarters of last year, respectively. Excluding the impact of the 1999 divestitures and the impact of foreign exchange rate translation, sales increased 6.6%. Wood products sales increased 11.8%. Floor coverings sales decreased 1.1% as strong sales growth in the Americas was offset by lower sales in Europe. Building products sales increased 5.5% led by a strong sales performance in the North American market.

Second-quarter loss from continuing operations was $101.2 million compared to 1999's second-quarter earnings from continuing operations of $65.0 million. A $236.0 million non-cash pre-tax charge for an increase in the estimate of probable liability for asbestos-related claims was recorded in the second quarter of 2000 and resulted in an after-tax net earnings impact of $153.4 million or $3.81 per share. The second-quarter 2000 results also include a pre-tax gain of $5.2 million or $0.08 per share from the demutualization of an insurance company with whom Armstrong has company-owned life insurance policies, which was recorded in other income. Excluding the asbestos charge and the demutualization gain, earnings from continuing operations for the second quarter of 2000 would have been $48.8 million, or $1.21 per diluted share. The second-quarter 1999 results include an after-tax gain of $7.5 million from the sale of 65 percent of the Company's interest in Armstrong Industrial Specialties, Inc. ("AISI") that was recorded in other income. Excluding this gain on divestiture, earnings from continuing operations for the second quarter of 1999 would have been $57.5 million, or $1.43 per diluted share.

The cost of goods sold in the second quarter was 69.0 percent of net sales compared to 65.5 percent of net sales in the second quarter of 1999. This increase was driven primarily by higher raw material expenses, primarily in floor coverings and wood products and higher energy costs in building products. We currently do not expect any significant changes to our significant raw material or energy prices for the remainder of 2000. Cost of goods sold in 1999 included a change in employee compensation policies that resulted in a $5.0 million benefit, partially offset by $3.3 million of costs associated with changes in the production location for some product lines.

Second-quarter 2000 SG&A expenses were 17.9 percent of net sales compared to
19.7 percent of net sales in last year's second quarter. The percentage decrease is primarily due to lower incentive bonus accruals and 1999 post-acquisition integration expenses related to the 1998 acquisitions of Triangle Pacific and DLW.

Interest expense of $27.9 million was $1.5 million higher than the amount recorded in the second quarter of 1999 principally due to higher interest rates.

First-half 2000 net sales were $1,608.2 million, 0.5 percent higher than last year's first-half net sales of $1,600.1 million. Excluding the impact of the 1999 divestitures and the impact of foreign exchange rate translation, sales increased 6.2%.

The first-half loss from continuing operations of $75.2 million compared to 1999's first-half earnings from continuing operations of $106.2 million. Excluding the asbestos charge and the demutualization gain, earnings from continuing operations for the first half of 2000 would have been $74.8 million, or $1.86 per diluted share. Excluding the gain on divestiture of AISI, earnings from continuing operations for the first half of 1999 would have been $98.7 million, or $2.46 per diluted share.

Excluding the impact of the asbestos charge in 2000 and the gain from the sale of 65% of Armstrong Industrial Specialties, Inc. in 1999, Armstrong's effective tax rate for continuing businesses was 39 percent for the second quarter and first half of 2000 and 1999.

Weak results from European operations have negatively impacted second quarter 2000 results and Armstrong anticipates this condition continuing through the remainder of the year.

Industry Segment Results
------------------------

Floor coverings net sales were $397.9 million and $402.3 million in the second quarter of 2000 and 1999, respectively. Sales in the Americas increased 5.2% over prior year as sales of both residential and commercial products increased. European sales of $132.9 million were 9.7% below 1999 levels as a result of unfavorable foreign exchange rate translation, lower prices and a less favorable mix driven by continued market weakness. Excluding the effects of foreign exchange rate translation, sales in Europe were 0.9% above last year. Pacific area sales decreased 1.1% versus 1999. Operating income of $47.0 million was 11.8% of sales compared to $59.0 million in the second quarter of 1999, or 14.7% of sales. The operating margin reduction was driven primarily by higher manufacturing costs, principally higher raw material and energy costs, and weaker volume and price in Europe driven by competitive pressure and continued weak construction activity. The 1999 operating income included a change in employee compensation policies which resulted in a $3.0 million benefit, offset by $3.3 million of costs associated with changes in the production location for some product lines.

Building products net sales of $192.2 million increased from $182.1 million in the second quarter of 1999. Americas sales increased 5.5% driven primarily by higher sales in the U.S. commercial channel and Latin America. In Europe, sales increased 2.4% primarily due to incremental sales from Gema, our metal ceilings subsidiary acquired during the second quarter of 2000, increased sales to emerging markets and a more favorable mix of products. Pacific area sales increased 4.7% versus 1999. Operating income increased $0.2 million to $31.2 million as improved volume and increased price in the Americas was largely offset by higher manufacturing expense including raw materials and energy. Overall operating margins decreased from 17.0% to 16.2%. The 1999 operating income included a change in employee compensation policies which resulted in a $2.0 million benefit.

Wood products net sales of $244.8 million in the second quarter of 2000 compared to net sales of $218.9 million in 1999. Cabinet sales grew 9.3% due to higher volume. Wood flooring sales increased 12.6% versus 1999 driven primarily by volume growth and improved pricing. Operating margins declined from 13.7% to 11.9% primarily driven by higher lumber costs which were about even with the first quarter of 2000 but 20% above last year.

In the all other segment, sales and operating margin were down $24.0 million and $3.3 million, respectively due to the absence of the Armstrong Industrial Specialties and Textile Products businesses which were sold in the second and third quarters of 1999, respectively.

The results of the Insulation Products segment have been shown as a discontinued business. Earnings from the Insulation business were $2.3 million in the second quarter of 2000 and the after tax gain on the sale was $106.4 million.


Recent Accounting Pronouncements
--------------------------------

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25." Among other issues, FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB
25) regarding (a) the definition of employee for purposes of applying APB 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 that affect Armstrong are to be applied on a prospective basis effective July 1, 2000. Armstrong does not expect FIN 44 to have a material impact on its results of operations or financial condition.

The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and is effective beginning in the fourth quarter of 2000. Armstrong is evaluating the effects of implementation, if any, on its financial statements.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("FAS 138"), an amendment of FASB Statement No. 133 ("FAS 133"). FAS 138 amends some accounting and reporting standards contained in

FAS 133 and also addresses a limited number of issues causing implementation difficulties in applying FAS 133. Armstrong will adopt the requirements of FAS 138 concurrently with the adoption of FAS 133. The effects of FAS 133 and FAS 138 on Armstrong's financial position or results of operations has not yet been determined.



Cautionary Statements About Future Results
------------------------------------------

This discussion is provided under the Private Securities Litigation Reform Act of 1995. Our disclosures in reports here and in other public comments contain forward-looking statements. These statements provide our expectations or forecasts of future events and can be identified by the use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "outlook," and others of similar meaning in discussions of future operating or financial performance. In particular, these include statements relating to future earnings per share, dividends, financial results, operating results, prospective products, future performance of current products, future sales or expenses, and the outcome of contingencies such as legal proceedings.

Any of these forward-looking statements may turn out to be wrong. Actual future results may vary materially. Consequently, no forward-looking statement can be guaranteed.

Many factors could cause our actual results to differ materially from those expected. These factors include:

     . our asbestos-related and any other litigation discussed in our filings with the SEC
     . variations in raw material and energy costs, and our success in achieving manufacturing efficiencies and price increases,
     .    our success in introducing new products,
     . product and price competition caused by factors such as worldwide excess industry capacity,
     .    interest, foreign exchange and effective tax rates
     .    integration of our acquisitions,
     .    business combinations among competitors and suppliers,
     . the strength of domestic and foreign end-use markets and improved efficiencies in the European flooring market, and
     . impacts to international operations caused by changes in intellectual property protections and trade regulations, and the political climate in emerging markets.

This should not be considered to be a complete list of all risks and uncertainties that might affect our future results. We undertake no obligation to update any forward-looking statement. Related disclosures in our most recent report on Form 10-K, in our reports on Form 10-Q and any further disclosures in subsequent 10-Q, 8-K and 10-K reports should also be consulted.

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

ASBESTOS-RELATED LITIGATION
---------------------------

The following is a summary update of asbestos-related litigation; see Note 26 to the financial statements of Armstrong's 1999 Form 10-K filing for additional information.

Armstrong is a defendant in personal injury claims and property damage claims related to asbestos containing products.

PERSONAL INJURY CLAIMS

Nearly all claims seek general and punitive damages arising from alleged exposures, at various times, from World War II onward, to asbestos-containing products. Claims against Armstrong, which can involve allegations of negligence, strict liability, breach of warranty and conspiracy, primarily relate to Armstrong's involvement with asbestos-containing insulation products. Armstrong discontinued the sale of all such insulation products in 1969. In addition, other Armstrong products, such as gasket materials, have been named in some litigation. Claims may arise many years after first exposure to asbestos in light of the long latency period (up to 40 years) for asbestos-related injury. Product identification and determining exposure periods are difficult and uncertain. Armstrong believes that many current plaintiffs are unimpaired. Armstrong is involved in all stages of claims resolution and litigation, including individual trials, consolidated trials and appeals.

Armstrong is a defendant in approximately 176,000 pending personal injury claims as of June 30, 2000. During the first six months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 30,000 claims naming Armstrong as a defendant compared to 29,300 during the first six months of 1999.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached agreements with law firms that cover approximately 115,000 claims (or 53% of current claims) some of which are currently pending and some of which have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. Negotiations with additional law firms engaged in asbestos-related litigation that would resolve a substantial portion of the remaining pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

Asbestos-Related Liability

In continually evaluating its estimated asbestos-related liability, Armstrong reviews, among other things, its recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, Armstrong has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. Armstrong will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflects higher than anticipated claims and higher average settlement costs for claims during 2000, primarily for recent settlements outside of the Center's Strategic Settlement Program ("SSP"). Further, although we expect the number of claims to decrease in future years, we now expect that the total number of claims received will be higher than previously anticipated. Armstrong's estimation of its asbestos-related liability that is probable and estimable through 2006 ranges from $822.5 million to $1,427.0 million as of June 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $822.5 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $200.0 million over the next 12 months and has reflected such amount as a current liability.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact if any, on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liabililty. Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

Armstrong's estimated range of liability is primarily based on known claims and an estimate of future claims that are likely to occur and can be reasonably estimated through 2006. Accordingly, substantially all of the range discussed above, and as recorded by Armstrong, comprises management's best estimate of claims expected to be filed within the forthcoming 6 years. For claims that may be filed beyond 2006, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them. Accordingly, it is reasonably possible that the total exposure to personal injury claims may be greater than the estimated range of liability. Because of the uncertainties related to the number of claims, the ultimate settlement amounts, and similar matters, it is extremely difficult to obtain reasonable estimates of the amount of the ultimate liability. As additional experience is gained regarding claims and such settlement discussions or other new information becomes available regarding the potential liability, Armstrong will reassess its potential liability and revise the estimates as appropriate.

Although some settlements have already been reached, Armstrong is currently uncertain as to the ultimate success and timing of the remaining broad-based settlement discussions. However, if those discussions are unsuccessful or if unfavorable claims experiences occur, significant changes in the assumptions used in the estimate of Armstrong's liability may result. Those changes, if any, could lead to increases in the recorded liability.

Because, among other things, payment of the liability will extend over many years, management believes that the potential additional costs for claims, net of any potential insurance recoveries, will not have a material after-tax effect on the financial condition of Armstrong or its liquidity, although the net after-tax effect of any future liabilities recorded in excess of insurance assets could be material to earnings in a future period.

COLLATERAL REQUIREMENTS

As of June 30, 2000, Armstrong has secured $53.9 million of future claim payments with a surety bond to meet minimum collateral requirements established by the Center.

PROPERTY DAMAGE LITIGATION

Armstrong is also one of many defendants in seven pending claims as of June 30, 2000, that were filed by public and private building owners. These cases present allegations of damage to the plaintiff's buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, Armstrong was served with a lawsuit seeking class certification of Texas residents who own asbestos-containing products. This case includes allegations that Armstrong asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. Armstrong vigorously denies the validity of the allegations against it in these claims and believes that any costs will be covered by insurance. These claims are not handled by the Center.

INSURANCE COVERAGE

During relevant time periods, Armstrong purchased primary and excess insurance policies providing coverage for personal injury claims and property damage claims. Certain policies also provide coverage to ACandS, Inc., a former subsidiary of Armstrong. Armstrong and ACandS agreed to share certain coverage on a first-come first-served basis and to reserve for ACandS a certain amount of excess coverage.

Wellington Agreement

In 1985, Armstrong and 52 other companies (asbestos defendants and insurers) signed the Wellington Agreement. This Agreement settled disputes concerning personal injury insurance coverage with signatory carriers. It provides broad coverage for both defense and indemnity and applies to both products hazard and nonproducts (general liability) coverages. Armstrong has resolved most asbestos-related personal injury products hazard coverage matters with its solvent carriers through the Wellington Agreement or other settlements.

Insurance Recovery Proceedings

A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. An alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. Because of the continuing ADR process and the possibilities for appeal on certain matters, Armstrong has not yet completely determined the financial implications of the decisions. Armstrong has entered into settlements with a number of the carriers resolving its coverage issues.

Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of June 30, 2000.

Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total amount, approximately $67.1 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR and the final determination of coverage shared with ACandS, Armstrong may revise its estimate and additional insurance assets may be recorded in a future period. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

CASH FLOW IMPACT

Armstrong paid $95.0 million for asbestos related claims in the first six months of 2000 compared to $74.8 million in the first six months of 1999. Armstrong received $27.7 million in asbestos-related insurance recoveries during the first six months of 2000 compared to $57.8 million during the first six months of 1999. Armstrong currently expects to pay approximately $125.0 million to $135.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes.

CONCLUSION

While some successful broad-based settlements have been reached with plaintiff law firms, Armstrong is uncertain as to the timing and number of any additional settlements to be reached.

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. While Armstrong believes that potential future charges may be material to the periods in which they are taken, Armstrong does not believe the charges will have a material adverse effect on its financial position or liquidity.

ENVIRONMENTAL MATTERS
---------------------

Armstrong's operations are subject to federal, state, local and foreign environmental laws and regulations. As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") who have voluntarily agreed to jointly fund the required investigation and remediation of each site. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong is also remediating environmental contamination resulting from past industrial activity at certain of its current and former plant sites.

Estimates of future liability are based on an evaluation of currently available facts regarding each individual site and consider factors including existing technology, presently enacted laws and regulations and prior Armstrong experience in remediation of contaminated sites. Although current law may impose joint and several liability on all parties at any Superfund site, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements and experience regarding similar matters.

Liabilities of $15.4 million were recorded at June 30, 2000 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition or liquidity although the recording of future costs may be material to earnings in such future period.

Item 4. - Submission of Matters to a Vote of the Security Holders
------    -------------------------------------------------------

The Company held its annual meeting of shareholders on May 1, 2000. The vote on each matter presented to the shareholders was as follows:

     1.   Election of Directors

                                                  For                Withheld
                                                  ---                --------
      Class of 2003:
         Van C. Campbell                       31,974,611             399,349
         John A. Krol                          31,976,340             399,349
         David W. Raisbeck                     31,974,209             399,349

In addition, each of the following directors continued in office after the meeting: H. Jesse Arnelle, Donald C. Clark, Judith R. Haberkorn, David M. LeVan, George A. Lorch, James E. Marley and Jerre L. Stead.


     2.   Approval of three terms of Armstrong's Management Achievement Plan

                   For                  Against               Abstain
                   ---                  -------               -------
                 30,727,846             2,990,123              456,192


     3.   Establishment of a Holding Company

                   For                  Against               Abstain
                   ---                  -------               -------
                 31,561,655             2,142,553              470,064



Item 6. -  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits

     No. 3(a)      Armstrong Holdings, Inc.'s Amended and Restated Articles of
                   Incorporation are incorporated herein by reference from
                   Exhibit 3.1(i) to Armstrong Holdings, Inc.'s Current Report
                   on Form 8-K dated May 9, 2000.
     No. 3(b)      Armstrong Holdings, Inc.'s Amended and Restated Bylaws are
                   incorporated herein by reference from Attachment 2 to Exhibit
                   A of the prospectus/proxy statement which is part of
                   Armstrong Holdings, Inc.'s Amendment No.1 to the Registration
                   Statement on Form S-4 filed on March 22, 2000 (File No.
                   333-32530).
     No. 3(c)      Copy of Armstrong World Industries, Inc.'s Amended and
                   Restated Bylaws.
     No. 10(iii)a  Form of Indemnification Agreement between Armstrong Holdings,
                   Inc. and certain of its Directors and Officers, together
                   with a schedule identifying those Directors and Officers
     No. 10(iii)b  Form of Indemnification Agreement between Armstrong World
                   Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and
                   Officers
     No. 15        Letter re Unaudited Interim Financial Information
     No. 27        Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the second quarter of 2000.

          On May 9, 2000, the registrants filed reports on form 8-K discussing the formation of Armstrong Holdings, Inc.

          On May 12, 2000, Armstrong World Industries, Inc. filed a report on form 8-K discussing the sale of Armstrong Insulation Products to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Armstrong Holdings, Inc.
                                       Armstrong World Industries, Inc.



                                 By:    /s/  Deborah K. Owen
                                       ----------------------------------------
                                       Deborah K. Owen, Senior Vice President,
                                       Secretary and General Counsel


                                 By:    /s/ William C. Rodruan
                                       ----------------------------------------

                                       William C. Rodruan, Vice President and
                                       Controller (Principal Accounting Officer)


Date:  August 11, 2000

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

No. 3(a)       Armstrong Holdings, Inc.'s Amended and Restated Articles of
               Incorporation are incorporated herein by reference from Exhibit
               3.1(i) to Armstrong Holdings, Inc.'s Current Report on Form 8-K
               dated May 9, 2000.
No. 3(b)       Armstrong Holdings, Inc.'s Amended and Restated Bylaws are
               incorporated herein by reference from Attachment 2 to Exhibit A of the prospectus/proxy statement which is part of Armstrong
               Holdings, Inc.'s Amendment No. 1 to the Registration Statement
               on Form S-4 filed on March 22, 2000 (File No. 333-32530).
No. 3(c)       Copy of Armstrong World Industries, Inc.'s Amended and Restated
               Bylaws.
No. 10(iii)a   Form of Indemnification Agreement between Armstrong Holdings,
               Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers

No. 10(iii)b   Form of Indemnification Agreement between Armstrong World
               Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers

No. 15         Letter re: Unaudited Interim Financial Information

No. 27         Financial Data Schedule