Form 10-Q
period 2000-09-30
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2000-11-14
CIK 1109304, 7431

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                     ------    -----

                            ARMSTRONG HOLDINGS, INC.
                            ------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                  333-32530                23-3033414
--------------------------------------------------------------------------------
(State or other jurisdiction of      Commission file         (I.R.S. Employer
incorporation or organization)           number              Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (717) 397-0611
                                                   -----------------------------


                        ARMSTRONG WORLD INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                  1-2116                  23-0366390
--------------------------------------------------------------------------------
(State or other jurisdiction of      Commission file         (I.R.S. Employer
incorporation or organization)           number              Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania                          17604
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (717) 397-0611
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
                                                 Yes  X       No
                                                    ------      ------


Number of shares of Armstrong Holdings, Inc.'s common stock outstanding as of October 31, 2000 - 40,863,840

                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

                   Armstrong Holdings, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (amounts in millions except for per-share data)
                                    Unaudited

                                                                                 Three Months Ended       Nine Months Ended
                                                                                    September 30            September 30
                                                                                    ------------            ------------
                                                                                   2000       1999          2000      1999
                                                                                 -------    -------       -------   -------
Net sales                                                                         $835.6     $844.3     $2,443.8    $2,444.4
Cost of goods sold                                                                 595.9      554.0      1,709.4     1,614.7
                                                                                 -------    -------     --------    --------
Gross profit                                                                       239.7      290.3        734.4       829.7

Selling, general and administrative expense                                        154.8      159.7        469.8       480.4
Charge for asbestos liability                                                        -          -          236.0         -
Reorganization charges, net                                                         15.7        -           15.7         -
Goodwill amortization                                                                5.9        6.5         18.2        18.6
Equity (earnings) from affiliates                                                   (4.9)      (5.2)       (14.1)      (13.1)
                                                                                 -------    -------     --------    --------
Operating income                                                                    68.2      129.3          8.8       343.8

Interest expense                                                                    26.0       25.8         79.8        78.9
Other (income) expense, net                                                        (61.6)       3.4        (67.0)       (4.5)
                                                                                 -------    -------     --------    --------
Earnings (loss) from continuing operations before income taxes                     103.8      100.1         (4.0)      269.4
Income taxes (benefit)                                                              31.8       38.2         (0.8)      101.3
                                                                                 -------    -------     --------    --------

Earnings (loss) from continuing operations                                         $72.0      $61.9        ($3.2)     $168.1
                                                                                 -------    -------     --------    --------

Earnings from discontinued operations, net of
  tax of $0, $4.3, $3.2, and $11.0, respectively                                     -         $9.8         $7.0       $24.7
Gain on sale of discontinued operations, net of
   tax of $0.9, $0, $42.8 and $0 respectively                                       $2.3        -          108.7         -
                                                                                 -------    -------     --------    --------
Earnings from discontinued operations                                                2.3        9.8        115.7        24.7

Net earnings                                                                       $74.3      $71.7       $112.5      $192.8
                                                                                 =======    =======     ========    ========


Earnings (loss) per share of common stock, continuing operations:
  Basic                                                                             $1.79      $1.55       ($0.08)      $4.22
  Diluted                                                                           $1.77      $1.54       ($0.08)      $4.18

Earnings per share of common stock, discontinued operations:
  Basic                                                                              -         $0.25        $0.17       $0.62
  Diluted                                                                            -         $0.24        $0.17       $0.61

Earnings per share of common stock, gain on sale of discontinued operations:
  Basic                                                                             $0.06       -           $2.70        -
  Diluted                                                                           $0.06       -           $2.70        -

Net earnings per share of common stock:
  Basic                                                                             $1.84      $1.80        $2.80       $4.84
  Diluted                                                                           $1.83      $1.78        $2.80       $4.80

Average number of common shares outstanding:
  Basic                                                                              40.3       39.9         40.2        39.8
  Diluted                                                                            40.7       40.2         40.4        40.2


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (amounts in millions)

                                                                        Unaudited
             Assets                                                September 30, 2000    December 31, 1999
             ------                                                ------------------    -----------------
Current assets:
       Cash and cash equivalents                                          $33.6                $26.6
       Accounts receivable less allowance
          for discounts and losses                                        479.6                403.4
       Inventories:
            Finished goods                                                263.4                257.9
            Work in process                                                54.4                 42.4
            Raw materials and supplies                                    162.5                154.6
                                                                       --------             --------
               Total gross inventories                                    480.3                454.9
             Less LIFO and other reserves                                  50.8                 48.0
                                                                       --------             --------
               Total inventories                                          429.5                406.9

       Deferred income taxes                                               55.7                 40.6
       Net assets of discontinued operations                                  -                 93.5
       Other current assets                                                84.1                 86.7
                                                                       --------             --------
               Total current assets                                     1,082.5              1,057.7

Property, plant, and equipment                                          2,365.6              2,481.1
       Less accumulated depreciation and amortization                   1,061.1              1,123.6
                                                                       --------             --------
               Net property, plant and equipment                        1,304.5              1,357.5

Insurance for asbestos-related liabilities, noncurrent                    236.1                270.0
Investment in affiliates                                                   35.6                 34.2
Goodwill, net                                                             890.5                935.1
Other intangibles, net                                                     55.8                 54.9
Other noncurrent assets                                                   427.2                374.4
                                                                       --------             --------
               Total assets                                            $4,032.2             $4,083.8
                                                                       ========             ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
       Short-term debt                                                    $24.0                $64.7
       Current installments of long-term debt                              14.8                 36.1
       Accounts payable and accrued expenses                              724.5                636.2
       Income taxes                                                        35.8                  2.1
                                                                       --------             --------
               Total current liabilities                                  799.1                739.1

Long-term debt, less current installments                               1,314.3              1,412.9
Employee Stock Ownership Plan (ESOP) loan guarantee                       142.2                155.3
Postretirement and postemployment benefit liabilities                     244.6                244.5
Pension benefit liabilities                                               147.1                166.2
Asbestos-related long-term liabilities                                    483.8                506.5
Other long-term liabilities                                                94.8                105.4
Deferred income taxes                                                      62.7                 62.9
Minority interest in subsidiaries                                           8.3                 11.8
                                                                       --------             --------
               Total noncurrent liabilities                             2,497.8              2,665.5

Shareholders' equity:
       Common stock                                                        51.9                 51.9
       Capital in excess of par value                                     166.9                176.4
       Reduction for ESOP loan guarantee                                 (180.5)              (190.3)
       Retained earnings                                                1,251.3              1,196.2
       Accumulated other comprehensive loss                               (35.7)               (16.5)
       Treasury stock                                                    (518.6)              (538.5)
                                                                       --------             --------
               Total shareholders' equity                                 735.3                679.2
                                                                       --------             --------

               Total liabilities and shareholders' equity              $4,032.2             $4,083.8
                                                                       ========             ========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 6.

                  Armstrong Holdings, Inc., and Subsidiaries
           Condensed Consolidated Statements of Shareholders' Equity
                             (amounts in millions)
                                   Unaudited

                                                                            2000                      1999
                                                                          --------                  --------
Common stock, $1 par value:
---------------------------
Balance at beginning of year & September 30                                 $ 51.9                    $ 51.9
                                                                          --------                  --------

Capital in excess of par value:
-------------------------------
Balance at beginning of year                                               $ 176.4                    $173.0
Stock issuances and other                                                     (4.2)                      5.9
Contribution of treasury stock to ESOP                                        (5.3)                       -
                                                                          --------                  --------
Balance at September 30                                                    $ 166.9                    $178.9
                                                                          --------                  --------

Reduction for ESOP loan guarantee:
----------------------------------
Balance at beginning of year                                               $(190.3)                 $ (199.1)
Principal paid                                                                13.2                      11.2
Loans to ESOP                                                                 (7.3)                     (0.8)
Contribution of treasury stock to ESOP                                        (4.1)                        -
Accrued compensation                                                           8.0                       4.8
                                                                          --------                  --------
Balance at September 30                                                    $(180.5)                 $ (183.9)
                                                                          --------                  --------

Retained earnings:
------------------
Balance at beginning of year                                              $1,196.2                  $1,257.0
Net earnings                                                                 112.5    $112.5           192.8    $192.8
Tax benefit on dividends paid on
  unallocated common shares                                                    0.7                       1.4
                                                                          --------                  --------
  Total                                                                   $1,309.4                  $1,451.2
Less common stock dividends                                                   58.1                      57.7
                                                                          --------                  --------
Balance at September 30                                                   $1,251.3                  $1,393.5
                                                                          --------                  --------

Accumulated other comprehensive income (loss):
----------------------------------------------
Balance at beginning of year                                               $ (16.5)                  $ (25.4)
  Foreign currency translation adjustments and
     hedging activities                                                      (13.5)                      1.1
  Unrealized loss on available for sale securities                            (2.5)                        -
  Minimum pension liability adjustments                                       (3.2)                      3.0
                                                                          --------                  --------
 Total other comprehensive income (loss)                                     (19.2)    (19.2)            4.1       4.1
                                                                          --------   --------       --------   -------
Balance at September 30                                                    $ (35.7)                  $ (21.3)
                                                                          --------                  --------

Comprehensive income                                                                   $93.3                    $196.9
--------------------                                                                 =======                   =======

Less treasury stock at cost:
----------------------------
Balance at beginning of year                                               $ 538.5                    $547.7
Stock purchases                                                                1.4                       0.8
Stock issuance activity, net                                                 (11.9)                     (2.4)
Contribution of treasury stock to ESOP                                        (9.4)                       -
                                                                          --------                  --------
Balance at September 30                                                    $ 518.6                    $546.1
                                                                          --------                  --------

Total shareholders' equity                                                 $ 735.3                    $873.0
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

                   Armstrong Holdings, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                      2000             1999
                                                                                                      ----             ----
Cash flows from operating activities:
     Net earnings                                                                                     $112.5           $192.8
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                            125.7            117.2
       Depreciation and amortization, discontinued operations                                            3.9              7.7
       Gain on sale of businesses                                                                     (211.3)            (1.8)
       Deferred income taxes                                                                             1.6              3.3
       Equity earnings from affiliates                                                                 (14.1)           (13.1)
       Reorganization and restructuring payments                                                        (2.9)           (14.8)
       Payments for asbestos-related claims, net of recoveries                                        (131.0)           (52.4)
       Charge for asbestos liability                                                                   236.0                -
       Decrease in net assets of businesses held for sale                                               (0.3)            (3.7)
       Increase in net assets of discontinued operations                                                   -             (7.8)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:
       Increase in receivables                                                                         (67.5)           (86.9)
       (Increase)/decrease in inventories                                                              (30.2)             1.6
       (Increase)/decrease in other current assets                                                     (11.1)            44.8
       Increase in other noncurrent assets                                                             (44.0)           (55.7)
       Increase in accounts payable and accrued expenses                                                 4.9             73.1
       Increase in income taxes payable                                                                 29.1             85.5
       Increase/(decrease) in other long-term liabilities                                               (8.7)             9.0
       Other, net                                                                                       24.4             (5.0)
                                                                                                      ------           ------
Net cash provided by operating activities                                                               17.0            293.8
                                                                                                      ------           ------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                                (107.8)          (115.3)
     Purchases of property, plant and equipment, discontinued operations                                (2.8)            (5.6)
     Investment in computer software                                                                    (8.5)            (6.4)
     Acquisitions, net of cash acquired                                                                 (6.5)            (3.8)
     Distributions from equity affiliates                                                               11.1             10.7
     Proceeds from the sale of assets                                                                    3.3              3.5
     Proceeds from the sale of businesses                                                              329.3             87.6
     Other, net                                                                                            -             (0.2)
                                                                                                      ------           ------
Net cash provided by (used for) investing activities                                                   218.1            (29.5)
                                                                                                      ------           ------

Cash flows from financing activities:
     Decrease in short-term debt, net                                                                  (42.8)           (34.1)
     Issuance of long-term debt                                                                            -            200.0
     Payments of long-term debt                                                                       (127.2)          (347.6)
     Cash dividends paid                                                                               (58.1)           (57.7)
     Purchase of common stock for the treasury, net                                                     (1.4)            (0.8)
     Proceeds from exercised stock options                                                               0.1              1.2
     Other, net                                                                                          5.9             (0.3)
                                                                                                      ------           ------
Net cash used for financing activities                                                                (223.5)          (239.3)
                                                                                                      ------           ------

Effect of exchange rate changes on cash and cash equivalents                                            (4.6)            (0.1)
                                                                                                      -------          ------

Net increase in cash and cash equivalents                                                               $7.0            $24.9
Cash and cash equivalents at beginning of period                                                       $26.6            $38.2
                                                                                                     -------           ------

Cash and cash equivalents at end of period                                                             $33.6            $63.1
                                                                                                     =======          =======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 6.

Note 1. BASIS OF PRESENTATION
-----------------------------

The accompanying consolidated financial statements contain the financial results of Armstrong Holdings, Inc. ("Armstrong"). Armstrong acquired the stock of Armstrong World Industries, Inc. on May 1, 2000. An indirect holding in Armstrong World Industries, Inc. makes up substantially all of the assets of Armstrong. Financial statements of Armstrong World Industries, Inc., a wholly owned subsidiary of Armstrong, are shown due to the existence of publicly-traded debt. Since Armstrong was not a publicly traded company and had no substantial operations prior to May 1, 2000, the 1999 results of operations and financial condition of Armstrong World Industries, Inc. are used for comparative purposes. See Note 12 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results of 2000, compared with the corresponding period of 1999 included in this report, are unaudited. However, these results have been reviewed by Armstrong's independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information.

Armstrong completed the previously announced sale of its Insulation Products segment on May 31, 2000 (see Note 2). Accordingly, the accompanying condensed consolidated financial statements reflect this business as a discontinued operation and prior periods have been restated.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's annual report and Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The third quarters of the wood products segment ended on September 30, 2000 and October 2, 1999. No events occurred between September 30, 1999 and October 2, 1999 materially affecting Armstrong's financial position or results of operations.


Note 2. DISCONTINUED OPERATIONS
-------------------------------

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. The after tax gain on sale of $2.3 million recorded in the third quarter relates to certain accrual and post-closing adjustments. Armstrong expects all post-closing adjustments to be finalized in the fourth quarter of 2000.


Note 3. DIVESTITURES
--------------------

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $59.9 million ($44.4 million after tax or $1.09 per share) and was recorded in other income during the third quarter. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to certain post-closing adjustments. Under the terms of the agreement and a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.



Note 4. ACQUISITIONS
--------------------

On May 18, 2000 Armstrong acquired privately-held Switzerland-based Gema Holdings AG ("Gema"), a leading manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration based on future results over the next three years. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition has been recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The purchase price allocation is preliminary. Pro-forma results of Gema have been omitted, as they are not material.

Note 5. INDUSTRY SEGMENTS
-------------------------

During the third quarter, it was determined that the textiles and sports flooring operating segment should be separately presented. Previously, this segment was included as part of the floor coverings segment. Prior year amounts have been restated for comparability.

(amounts in millions)                                  Three months                         Nine months
                                                    ended September 30                  ended September 30
Net sales to external customers                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $ 339.5           $ 351.3        $    974.5        $    986.2
Building products                                  214.1             200.0             594.8             571.8
Wood products                                      215.7             210.0             676.8             615.9
Textiles and sports flooring                        66.3              76.5             197.7             220.1
All other                                              -               6.5                 -              50.4
                                                 -------           -------        ----------        ----------
Total sales to external customers                $ 835.6           $ 844.3        $  2,443.8        $  2,444.4
                                                 =======           =======        ==========        ==========

                                                       Three months                         Nine months
                                                    ended September 30                  ended September 30
Segment operating income (loss)                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $  35.2           $  70.1        $    108.2        $    169.8
Building products                                   35.4              34.4              92.3              95.1
Wood products                                       18.5              22.1              65.6              70.6
Textiles and sports flooring                        (2.6)              4.4               1.1              10.4
All other                                            0.4               0.8               0.5               5.9
                                                 -------           -------        ----------        ----------
Total segment operating income                      86.9             131.8             267.7             351.8
Charge for asbestos liability                          -                 -            (236.0)                -
Unallocated corporate (expense)                    (18.7)             (2.5)            (22.9)             (8.0)
                                                 -------           -------        ----------        ----------
Total consolidated operating income              $  68.2           $ 129.3        $      8.8        $    343.8
                                                 =======           =======        ==========        ==========

                                                                                   September 30       December 31
Segment assets                                                                         2000              1999
--------------                                                                         ----              ----
Floor coverings                                                                    $   996.0          $1,071.4
Building products                                                                      544.6             535.1
Wood products                                                                        1,366.4           1,308.0
Textiles and sports flooring                                                           212.4             211.0
All other                                                                               16.1              16.0
                                                                                   ---------         ---------
Total segment assets                                                                 3,135.5           3,141.5
Assets not assigned to business units                                                  896.7             942.3
                                                                                   ---------         ---------
Total consolidated assets                                                          $ 4,032.2         $ 4,083.8
                                                                                   =========         =========

Note 6. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2000 and 1999:

                                        Beginning         Cash      Net Charges/                      Ending
(amounts in millions)                    balance        payments     (Reversals)      Other           balance
                                         -------        --------     -----------      -----           -------
2000                                      $12.1          ($2.9)        $15.7         ($1.0)           $ 23.9
1999                                       30.6          (14.8)            -          (0.1)             15.7

A $17.0 million pre-tax reorganization charge was recorded in the third quarter of 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to the remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

In addition, $1.3 million of the remaining accrual for the 1998 reorganization was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. The amount in "other" is primarily related to foreign currency translation.

Excluding the $17.0 million accrual related to the third quarter 2000 reorganization charge, most of the remaining balance at September 30, 2000 relates to a noncancelable operating lease.


Note 7. OTHER COMPREHENSIVE INCOME (LOSS)
-----------------------------------------

The related tax effects allocated to each component of other comprehensive income (loss) for the nine months ended September 30, 2000 are as follows.

                                                                          Before                     Net of
                                                                            Tax          Tax           Tax
(amounts in millions)                                                     Amount       Benefit       Amount
                                                                          ------       -------       ------
Foreign currency translation adjustments
    and hedging activities                                               $(13.5)           -        $(13.5)
Unrealized loss on available for sale securities                           (2.5)           -          (2.5)
Minimum pension liability adjustment                                       (5.0)        $1.8          (3.2)
                                                                         -------        ----        -------
Other comprehensive income (loss)                                        $(21.0)        $1.8        $(19.2)
                                                                         =======        ====        =======

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                                                    Nine Months Ended
                                                                                           September 30
                                                                                        2000         1999
                                                                                        ----         ----
Interest paid                                                                         $ 76.3        $ 74.9
Income taxes paid, net                                                                $ 11.1        $ 21.1

Note 9. EARNINGS (LOSS) PER SHARE
---------------------------------

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding. The diluted earnings per share components for the first nine months of 2000 use the basic number of shares due to the loss on continuing operations.

Note 10. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
-------------------------------------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. During the first nine months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 45,300 claims naming Armstrong as a defendant compared to approximately 40,500 during the first nine months of 1999.

Armstrong is a defendant in approximately 173,000 pending personal injury claims as of September 30, 2000. Approximately 85,000 (or 49%) of these claims are covered under the Center's Strategic Settlement Program ("SSP") compared to 36% SSP coverage of the December 31, 1999 pending claims.

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

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflected higher than anticipated claims and higher average settlement costs for claims during the first half of 2000, primarily for settlements outside of the Center's SSP.

In the third quarter of 2000, the number of filed claims was within the current expectations but Armstrong's average cost to settle claims was higher than anticipated. Armstrong will continue to study its experience to identify trends and to assess their impact on the range of liability that is probable and estimable. If additional study determines that current cost levels will continue, an increase in the probable asbestos-related liability will be necessary.

Armstrong's estimate of its asbestos-related liability that is probable and estimable through 2006 ranges from $758.8 million to $1,363.3 million as of September 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $275.0 million over the next 12 months and has reflected such amount as a current liability as of September 30, 2000. This compares to total liability payments over the prior 12 months of $220.8 million.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact, if any, on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

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

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, including recent filings by Babcock & Wilcox, Pittsburgh Corning and Owens Corning. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. However, Armstrong does not expect to see a significant increase in the number of claims filed since it has been named as a defendant in the majority of claims against these co-defendants. Armstrong could see higher settlement demands from claimants as the number of defendants in the litigation has decreased, but the Center plans to negotiate to minimize any impact on settlement costs. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted and Armstrong believes it could be several months before Armstrong receives the sufficient data to allow it to ascertain the impact.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of September 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total recorded asset, approximately $75.8 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, Armstrong may revise its estimate of probable insurance recoveries. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Conclusion

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. These uncertainties include the number of future claims to be filed, the cost to settle claims in the future, which may be influenced by factors including, but not limited to, the financial viability of other defendants, the impact of any potential legislation and the ability of the Center to achieve future SSP agreements, and the impact of the ADR proceedings on the insurance asset. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. Armstrong believes that potential future charges may be material to the periods in which they are taken. See further discussion of Liquidity and Capital Resources in Note 13.

Note 11. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $14.8 million and $14.7 million were recorded at September 30, 2000 and December 31, 1999, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above may be material to earnings in such future period.


Note 12 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
--------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------

The difference between the financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.

Note 13 - LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

As of September 30, 2000, Armstrong had no outstanding borrowings under Armstrong World Industries, Inc.'s $450 million credit facility that expires in October 2003 or under Armstrong World Industries, Inc.'s $450 million, 364 day credit facility that expired on October 19, 2000. These lines have been in support of commercial paper issuances. The outstanding amount of commercial paper at September 30, 2000 was $352.6 million.

On October 5, 2000, Owens Corning voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing has had a significant effect on Armstrong's liquidity. In early October, Armstrong was in discussions to obtain a 364 day credit facility of up to $400 million, with the intention of completing the new facility prior to the October 19, 2000 expiration of the existing $450 million, 364 day credit facility. Whereas indications from participant banks led Armstrong to believe the facility would be fully subscribed, following the Owens Corning filing the potential participants in the new credit facility decided to reevaluate their credit exposures to Armstrong, primarily due to Armstrong's asbestos liability. Agreement was not reached on terms for a new facility. Subsequently the $450 million, 364 day credit facility expired on October 19, 2000.

On October 25, 2000, both Standard & Poor's and Moody's Investors Services downgraded Armstrong's long term debt ratings to BBB- and Baa3 and short term debt ratings to A-3 and P-3, respectively, citing the reduction in committed credit facilities, prospects for weaker operating performance and continued uncertainty surrounding the asbestos liability, owing to among other things, the Owens Corning bankruptcy filing. Both agencies indicated the potential for additional downgrades which could result from, among other things, the inability to increase untapped committed borrowing capacity, significant increases in the cash flow required to service the asbestos liability, or deteriorating operating performance. Since October 25, 2000, Armstrong stopped issuing commercial paper and began to draw on its $450 million credit facility that expires in October 2003. As of November 14, 2000, the $450 million credit facility was fully drawn, approximately $83 million of commercial paper was outstanding and Armstrong had approximately $127 million of cash on deposit. The remaining outstanding commercial paper will mature by November 22, 2000.

Armstrong will face liquidity pressures in the near future. Such pressures will be exacerbated should certain events occur. Specifically, should Armstrong's long term debt ratings be further downgraded by both Standard & Poor's and Moody's, holders of Employee Stock Ownership Plan bonds totaling $142.2 million as of September 30, 2000 would have the right to require Armstrong to redeem them under the terms of the Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989-2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004. As of November 14, 2000, Armstrong was not in violation of any debt covenants. The $450 million credit facility that expires in 2003 contains customary events of default, including failure to make payments, failure to meet other material obligations within specific time periods and the acceleration of other material indebtedness. In addition, should Armstrong World Indutstires, Inc.'s consolidated net worth decline by more than $180.6 million from its September 30, 2000 balance, Armstrong would violate the minimum consolidated net worth covenant of the $450 million credit facility. Any event of default could result in the acceleration of the maturity of the facility. Other factors could also influence Armstrong's liquidity. The outlook for Armstrong World Industries, Inc.'s asbestos liability cash payments is highly uncertain. See Part II, Item I "Legal Proceedings" for additional information concerning asbestos litigation. Unforeseen deterioration in expected earnings or working capital requirements would also negatively impact liquidity.

On October 30, 2000, Armstrong's Board of Directors elected to suspend the quarterly cash dividend payment with the intent to increase financial flexibility. Armstrong has acted to reduce working capital and capital expenditures and is currently evaluating other alternatives to increase liquidity, which include, among other things, selling non-core assets and businesses, obtaining secured financing, and selling receivables. Armstrong believes that sufficient incremental credit will be available to prevent a liquidity crisis in the next few months but it is unclear whether obtaining such incremental credit would be in the best interests of Armstrong. If Armstrong does not obtain sufficient additional liquidity in the next few months, Armstrong will have to consider seeking protection under the U.S. Bankruptcy Code.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders of
Armstrong Holdings, Inc.:


We have reviewed the condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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


KPMG LLP



Philadelphia, Pennsylvania
November 14, 2000

               Armstrong World Industries, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                             (amounts in millions)
                                    Unaudited


                                                                                Three Months Ended          Nine Months Ended
                                                                                  September 30                September 30
                                                                                  ------------                ------------
                                                                                 2000        1999            2000        1999
                                                                                 ----        ----            ----        ----
Net sales                                                                       $835.6      $844.3        $2,443.8    $2,444.4
Cost of goods sold                                                               595.9       554.0         1,709.4     1,614.7
                                                                                ------      ------        --------    --------
Gross profit                                                                     239.7       290.3           734.4       829.7

Selling, general and administrative expense                                      154.8       159.7           469.3       480.4
Charge for asbestos liability                                                        -           -           236.0           -
Reorganization charges, net                                                       15.7           -            15.7           -
Goodwill amortization                                                              5.9         6.5            18.2        18.6
Equity (earnings) from affiliates                                                 (4.9)       (5.2)          (14.1)      (13.1)
                                                                                ------      ------        --------    --------
Operating income                                                                  68.2       129.3             9.3       343.8

Interest expense                                                                  26.0        25.8            79.8        78.9
Other (income) expense, net                                                      (61.6)        3.4           (67.0)       (4.5)
                                                                                ------      ------        --------    --------
Earnings (loss) from continuing operations before income taxes                   103.8       100.1            (3.5)      269.4
Income taxes (benefit)                                                            31.8        38.2            (0.6)      101.3
                                                                                ------      ------        --------    --------

Earnings (loss) from continuing operations                                       $72.0       $61.9           ($2.9)     $168.1
                                                                                ------      ------        --------    --------
Earnings from discontinued operations, net of
  tax of $0, $4.3, $3.2, and $11.0, respectively                                     -        $9.8            $7.0       $24.7
Gain on sale of discontinued operations, net of
   tax of $0.9, $0, $42.8 and $0 respectively                                     $2.3           -           108.7           -
                                                                                ------      ------        --------    --------
Earnings from discontinued operations                                              2.3         9.8           115.7        24.7

Net earnings                                                                     $74.3       $71.7          $112.8      $192.8
                                                                                ======      ======        ========    ========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 17.

               Armstrong World Industries, Inc., and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (amounts in millions)

                                                                         Unaudited
            Assets                                                   September 30, 2000     December 31, 1999
            ------                                                   ------------------     -----------------
Current assets:
      Cash and cash equivalents                                            $33.6                  $26.6
      Accounts receivable less allowance
         for discounts and losses                                          479.6                  403.4
      Inventories:
           Finished goods                                                  263.4                  257.9
           Work in process                                                  54.4                   42.4
           Raw materials and supplies                                      162.5                  154.6
                                                                        --------               --------
              Total gross inventories                                      480.3                  454.9
            Less LIFO and other reserves                                    50.8                   48.0
                                                                        --------               --------
              Total inventories                                            429.5                  406.9

      Deferred income taxes                                                 55.7                   40.6
      Net assets of discontinued operations                                    -                   93.5
      Other current assets                                                  84.1                   86.7
                                                                        --------               --------
              Total current assets                                       1,082.5                1,057.7

Property, plant, and equipment                                           2,365.6                2,481.1
      Less accumulated depreciation and amortization                     1,061.1                1,123.6
                                                                        --------               --------
              Net property, plant and equipment                          1,304.5                1,357.5

Insurance for asbestos-related liabilities, noncurrent                     236.1                  270.0
Investment in affiliates                                                    35.6                   34.2
Goodwill, net                                                              890.5                  935.1
Other intangibles, net                                                      55.8                   54.9
Other noncurrent assets                                                    427.2                  374.4
                                                                        --------               --------
              Total assets                                              $4,032.2               $4,083.8
                                                                        ========               ========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                                      $24.0                  $64.7
      Current installments of long-term debt                                14.8                   36.1
      Accounts payable and accrued expenses                                724.5                  636.2
      Income taxes                                                          35.8                    2.1
                                                                        --------               --------
              Total current liabilities                                    799.1                  739.1

Long-term debt, less current installments                                1,314.3                1,412.9
Long-term amounts payable to parent company                                  4.7                      -
Employee Stock Ownership Plan (ESOP) loan guarantee                        142.2                  155.3
Postretirement and postemployment benefit liabilities                      244.6                  244.5
Pension benefit liabilities                                                147.1                  166.2
Asbestos-related long-term liabilities                                     483.8                  506.5
Other long-term liabilities                                                 94.8                  105.4
Deferred income taxes                                                       62.7                   62.9
Minority interest in subsidiaries                                            8.3                   11.8
                                                                        --------               --------
              Total noncurrent liabilities                               2,502.5                2,665.5

Shareholders' equity:
      Common stock                                                          51.9                   51.9
      Capital in excess of par value                                       175.8                  176.4
      Reduction for ESOP loan guarantee                                   (180.5)                (190.3)
      Retained earnings                                                  1,247.6                1,196.2
      Accumulated other comprehensive loss                                 (35.7)                 (16.5)
      Treasury stock                                                      (528.5)                (538.5)
                                                                        --------               --------
              Total shareholders' equity                                   730.6                  679.2
                                                                        --------               --------

              Total liabilities and shareholders' equity                $4,032.2               $4,083.8
                                                                        ========               ========


See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 17.

               Armstrong World Industries, Inc., and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                              (amounts in millions)
                                    Unaudited

                                                                                2000                      1999
                                                                                ----                      ----
Common stock, $1 par value:
--------------------------
Balance at beginning of year & September 30                                  $   51.9                  $   51.9
                                                                             ---------                 ---------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                                 $  176.4                  $  173.0
Stock issuances and other                                                         4.7                       5.9
Contribution of treasury stock to ESOP                                           (5.3)                       -
                                                                             ---------                 ---------
Balance at September 30                                                      $  175.8                  $  178.9
                                                                             ---------                 ---------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                                 $ (190.3)                 $ (199.1)
Principal paid                                                                   13.2                      11.2
Loans to ESOP                                                                    (7.3)                     (0.8)
Contribution of treasury stock to ESOP                                           (4.1)                        -
Accrued compensation                                                              8.0                       4.8
                                                                             ---------                 ---------
Balance at September 30                                                      $ (180.5)                 $ (183.9)
                                                                             ---------                 ---------

Retained earnings:
-----------------
Balance at beginning of year                                                 $1,196.2                  $1,257.0
Net earnings                                                                    112.8     $112.8          192.8    $ 192.8
Tax benefit on dividends paid on
  unallocated common shares                                                       0.7                       1.4
                                                                             ---------                 ---------
  Total                                                                      $1,309.7                  $1,451.2
Less rights redemptions                                                           2.0                         -
Less common stock dividends                                                      60.1                      57.7
                                                                             ---------                 ---------
Balance at September 30                                                      $1,247.6                  $1,393.5
                                                                             ---------                 ---------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                                 $  (16.5)                 $  (25.4)
  Foreign currency translation adjustments and
     hedging activities                                                         (13.5)                      1.1
  Unrealized loss on available for sale securities                               (2.5)                        -
  Minimum pension liability adjustments                                          (3.2)                      3.0
                                                                             ---------                 ---------
 Total other comprehensive income (loss)                                        (19.2)      (19.2)          4.1        4.1
                                                                             ---------    -------      ---------   -------
Balance at September 30                                                      $  (35.7)                 $  (21.3)
                                                                             ---------                 ---------

Comprehensive income                                                                      $  93.6                  $ 196.9
--------------------                                                                      =======                  =======

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                                 $  538.5                  $  547.7
Stock purchases                                                                     -                       0.8
Stock issuance activity, net                                                     (0.6)                     (2.4)
Contribution of treasury stock to ESOP                                           (9.4)                        -
                                                                             ---------                 ---------
Balance at September 30                                                      $  528.5                  $  546.1
                                                                             ---------                 ---------

Total shareholders' equity                                                   $  730.6                  $  873.0
                                                                             ========                  ========



See accompanying footnotes to the unaudited condensed consolidated financial statements beginning on page 17.

               Armstrong World Industries, Inc., and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (amounts in millions)
                                    Unaudited

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                       2000         1999
                                                                                                       ----         ----
Cash flows from operating activities:
     Net earnings                                                                                     $112.8       $192.8
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization, continuing operations                                            125.7        117.2
       Depreciation and amortization, discontinued operations                                            3.9          7.7
       Gain on sale of businesses                                                                     (211.3)        (1.8)
       Deferred income taxes                                                                             1.6          3.3
       Equity earnings from affiliates                                                                 (14.1)       (13.1)
       Reorganization and restructuring payments                                                        (2.9)       (14.8)
       Payments for asbestos-related claims, net of recoveries                                        (131.0)       (52.4)
       Charge for asbestos liability                                                                   236.0            -
       Decrease in net assets of businesses held for sale                                               (0.3)        (3.7)
       Increase in net assets of discontinued operations                                                   -         (7.8)
Changes in operating assets and liabilities net of effects of reorganization, restructuring and dispositions:
       Increase in receivables                                                                         (67.5)       (86.9)
       (Increase)/decrease in inventories                                                              (30.2)         1.6
       (Increase)/decrease in other current assets                                                     (11.1)        44.8
       Increase in other noncurrent assets                                                             (44.0)       (55.7)
       Increase in accounts payable and accrued expenses                                                 4.9         73.1
       Increase in income taxes payable                                                                 29.1         85.5
       Increase/(decrease) in other long-term liabilities                                               (8.7)         9.0
       Other, net                                                                                       24.1         (5.0)
                                                                                                      ------       ------
Net cash provided by operating activities                                                               17.0        293.8
                                                                                                      ------       ------

Cash flows from investing activities:
     Purchases of property, plant and equipment, continuing operations                                (107.8)      (115.3)
     Purchases of property, plant and equipment, discontinued operations                                (2.8)        (5.6)
     Investment in computer software                                                                    (8.5)        (6.4)
     Acquisitions, net of cash acquired                                                                 (6.5)        (3.8)
     Distributions from equity affiliates                                                               11.1         10.7
     Proceeds from the sale of assets                                                                    3.3          3.5
     Proceeds from the sale of businesses                                                              329.3         87.6
     Other, net                                                                                            -         (0.2)
                                                                                                      ------       ------
Net cash provided by (used for) investing activities                                                   218.1        (29.5)
                                                                                                      ------       ------

Cash flows from financing activities:
     Decrease in short-term debt, net                                                                  (42.8)       (34.1)
     Issuance of long-term debt                                                                            -        200.0
     Payments of long-term debt                                                                       (127.2)      (347.6)
     Cash dividends paid                                                                               (58.1)       (57.7)
     Purchase of common stock for the treasury, net                                                     (1.4)        (0.8)
     Proceeds from exercised stock options                                                               0.1          1.2
     Other, net                                                                                          5.9         (0.3)
                                                                                                      ------       ------
Net cash used for financing activities                                                                (223.5)      (239.3)
                                                                                                      ------       ------

Effect of exchange rate changes on cash and cash equivalents                                            (4.6)        (0.1)
                                                                                                      ------       ------

Net increase in cash and cash equivalents                                                               $7.0        $24.9
Cash and cash equivalents at beginning of period                                                       $26.6        $38.2
                                                                                                      ------       ------

Cash and cash equivalents at end of period                                                             $33.6        $63.1
                                                                                                      ======       ======

See accompanying notes to the unaudited condensed consolidated financial statements beginning on page 17.

Note 1. BASIS OF PRESENTATION
-----------------------------

The accompanying consolidated financial statements contain the financial results of Armstrong World Industries, Inc. ("Armstrong"). Armstrong Holdings, Inc. acquired the stock of Armstrong on May 1, 2000. An indirect holding in Armstrong makes up substantially all of the assets of Armstrong Holdings, Inc. Financial statements of Armstrong, a wholly owned subsidiary of Armstrong Holdings, Inc., are shown due to the existence of publicly-traded debt. See Note 11 for discussion of the financial statement differences between Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Operating results of 2000, compared with the corresponding period of 1999 included in this report, are unaudited.

Armstrong completed the previously announced sale of its Insulation Products segment on May 31, 2000 (see Note 2). Accordingly, the accompanying condensed consolidated financial statements reflect this business as a discontinued operation and prior periods have been restated.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong's consolidated financial statements for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong's annual report and Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings. The third quarters of the wood products segment ended on September 30, 2000 and October 2, 1999. No events occurred between September 30, 1999 and October 2, 1999 materially affecting Armstrong's financial position or results of operations.


Note 2. DISCONTINUED OPERATIONS
-------------------------------

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $106.4 million, or $2.64 per share in Armstrong's second quarter. The after tax gain on sale of $2.3 million recorded in the third quarter relates to certain accrual and post-closing adjustments. Armstrong expects all post-closing adjustments to be finalized in the fourth quarter of 2000.


Note 3. DIVESTITURES
--------------------

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $59.9 million ($44.4 million after tax or $1.09 per share) and was recorded in other income during the third quarter. The financial results of IPG were reported as part of the floor coverings segment. The proceeds and gain are subject to certain post-closing adjustments. Under the terms of the agreement and a related supply agreement, Armstrong will purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also calls for price adjustments based upon changing market prices for raw materials, labor and energy costs.



Note 4. ACQUISITIONS
--------------------

On May 18, 2000 Armstrong acquired privately-held Switzerland-based Gema Holdings AG ("Gema"), a leading manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration based on future results over the next three years. Gema, with annual sales of nearly $50 million, has two manufacturing sites located in Austria and Switzerland and employs nearly 300 people. The acquisition has been recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. The purchase price allocation is preliminary. Pro-forma results of Gema have been omitted, as they are not material.

Note 5. INDUSTRY SEGMENTS
-------------------------

During the third quarter, it was determined that the textiles and sports flooring operating segment should be separately presented. Previously, this segment was included as part of the floor coverings segment. Prior year amounts have been restated for comparability.

(amounts in millions)                                  Three months                         Nine months
                                                    ended September 30                  ended September 30
Net sales to external customers                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $ 339.5           $ 351.3         $   974.5         $   986.2
Building products                                  214.1             200.0             594.8             571.8
Wood products                                      215.7             210.0             676.8             615.9
Textiles and sports flooring                        66.3              76.5             197.7             220.1
All other                                              -               6.5                 -              50.4
                                                 -------           -------         ---------         ---------
Total sales to external customers                $ 835.6           $ 844.3         $ 2,443.8         $ 2,444.4
                                                 =======           =======         =========         =========

                                                       Three months                         Nine months
                                                    ended September 30                  ended September 30
Segment operating income (loss)                    2000              1999              2000              1999
-------------------------------                    ----              ----              ----              ----
Floor coverings                                  $  35.2           $  70.1         $   108.2         $   169.8
Building products                                   35.4              34.4              92.3              95.1
Wood products                                       18.5              22.1              65.6              70.6
Textiles and sports flooring                        (2.6)              4.4               1.1              10.4
All other                                            0.4               0.8               0.5               5.9
                                                 -------           -------         ---------         ---------
Total segment operating income                      86.9             131.8             267.7             351.8
Charge for asbestos liability                          -                 -            (236.0)                -
Unallocated corporate (expense)                    (18.7)             (2.5)            (22.4)             (8.0)
                                                 -------           -------         ---------         ---------
Total consolidated operating income              $  68.2           $ 129.3         $     9.3         $   343.8
                                                 =======           =======         =========         =========

                                                                                   September 30       December 31
Segment assets                                                                         2000              1999
--------------                                                                         ----              ----
Floor coverings                                                                    $   996.0         $ 1,071.4
Building products                                                                      544.6             535.1
Wood products                                                                        1,366.4           1,308.0
Textiles and sports flooring                                                           212.4             211.0
All other                                                                               16.1              16.0
                                                                                   ---------         ---------
Total segment assets                                                                 3,135.5           3,141.5
Assets not assigned to business units                                                  896.7             942.3
                                                                                   ---------         ---------
Total consolidated assets                                                          $ 4,032.2         $ 4,083.8
                                                                                   =========         =========


Note 6. REORGANIZATION AND RESTRUCTURING ACTIVITIES
---------------------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2000 and 1999:

                                        Beginning         Cash      Net Charges/                      Ending
(amounts in millions)                    balance        payments     (Reversals)      Other           balance
                                         -------        --------     -----------      -----           -------
2000                                      $12.1          ($2.9)        $15.7         ($1.0)           $ 23.9
1999                                       30.6          (14.8)          -            (0.1)             15.7

A $17.0 million pre-tax reorganization charge was recorded in the third quarter of 2000, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions (approximately 66% related to salaried positions) within the European Flooring business. Reorganization actions include staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.

In addition, $1.3 million of the remaining accrual for the 1998 reorganization charge was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. The amount in "other" is primarily related to foreign currency translation.

Excluding the $17.0 million accrual related to the third quarter 2000 reorganization charge, most of the remaining balance at September 30, 2000 relates to a noncancelable operating lease.


Note 7. OTHER COMPREHENSIVE INCOME (LOSS)
-----------------------------------------

The related tax effects allocated to each component of other comprehensive income (loss) for the nine months ended September 30, 2000 are as follows.

                                                                          Before                     Net of
                                                                            Tax          Tax           Tax
(amounts in millions)                                                     Amount       Benefit       Amount
                                                                          ------       -------       ------
Foreign currency translation adjustments
    and hedging activities                                               $(13.5)           -        $(13.5)
Unrealized loss on available for sale securities                           (2.5)           -          (2.5)
Minimum pension liability adjustment                                       (5.0)        $1.8          (3.2)
                                                                         -------        ----        -------
Other comprehensive income (loss)                                        $(21.0)        $1.8        $(19.2)
                                                                         =======        ====        =======


Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------
(amounts in millions)                                                                    Nine Months Ended
                                                                                           September 30
                                                                                        2000         1999
                                                                                        ----         ----
Interest paid                                                                         $ 76.3        $ 74.9
Income taxes paid, net                                                                $ 11.1        $ 21.1


Note 9. OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
------------------------------------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. During the first nine months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 45,300 claims naming Armstrong as a defendant compared to approximately 40,500 during the first nine months of 1999.

Armstrong is a defendant in approximately 173,000 pending personal injury claims as of September 30, 2000. Approximately 85,000 (or 49%) of these claims are covered under the Center's Strategic Settlement Program ("SSP") compared to 36% SSP coverage of the December 31, 1999 pending claims.

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

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflected higher than anticipated claims and higher average settlement costs for claims during the first half of 2000, primarily for settlements outside of the Center's SSP.

In the third quarter of 2000, the number of filed claims was within the current expectations but Armstrong's average cost to settle claims was higher than anticipated. Armstrong will continue to study its experience to identify trends and to assess their impact on the range of liability that is probable and estimable. If additional study determines that current cost levels will continue, an increase in the probable asbestos-related liability will be necessary.

Armstrong's estimate of its asbestos-related liability that is probable and estimable through 2006 ranges from $758.8 million to $1,363.3 million as of September 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $275.0 million over the next 12 months and has reflected such amount as a current liability as of September 30, 2000. This compares to total liability payments over the prior 12 months of $220.8 million.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact, if any, on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

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

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, including recent filings by Babcock & Wilcox, Pittsburgh Corning and Owens Corning. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. However, Armstrong does not expect to see a significant increase in the number of claims filed since it has been named as a defendant in the majority of claims against these co-defendants. Armstrong could see higher settlement demands from claimants as the number of defendants in the litigation has decreased, but the Center plans to negotiate to minimize any impact on settlement costs. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted and Armstrong believes it could be several months before Armstrong receives the sufficient data to allow it to ascertain the impact.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of September 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total recorded asset, approximately $75.8 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, Armstrong may revise its estimate of probable insurance recoveries. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Conclusion

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. These uncertainties include the number of future claims to be filed, the cost to settle claims in the future, which may be influenced by factors including, but not limited to, the financial viability of other defendants, the impact of any potential legislation and the ability of the Center to achieve future SSP agreements, and the impact of the ADR proceedings on the insurance asset. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. Armstrong believes that potential future charges may be material to the periods in which they are taken. See further discussion of Liquidity and Capital Resources in Note 12.

Note 10. - ENVIRONMENTAL LIABILITIES
------------------------------------

Liabilities of $14.8 million and $14.7 million were recorded at September 30, 2000 and December 31, 1999, respectively, for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above may be material to earnings in such future period.


Note 11 - DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
--------------------------------------------------------------------------
          INDUSTRIES, INC.
          ----------------

The difference between the financial statements is primarily due to transactions related to the formation of Armstrong Holdings, Inc. and stock activity.


Note 12 - LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

As of September 30, 2000, Armstrong had no outstanding borrowings under Armstrong World Industries Inc.'s $450 million credit facility that expires in October 2003 or under Armstrong World Industries Inc.'s $450 million, 364 day credit facility that expired on October 19, 2000. These lines have been in support of commercial paper issuances. The outstanding amount of commercial paper at September 30, 2000 was $352.6 million.

On October 5, 2000, Owens Corning voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing has had a significant effect on Armstrong's liquidity. In early October, Armstrong was in discussions to obtain a 364 day credit facility of up to $400 million, with the intention of completing the new facility prior to the October 19, 2000 expiration of the existing $450 million, 364 day credit facility. Whereas indications from participant banks led Armstrong to believe the facility would be fully subscribed, following the Owens Corning filing the potential participants in the new credit facility decided to reevaluate their credit exposures to Armstrong, primarily due to Armstrong's asbestos liability. Agreement was not reached on terms for a new facility. Subsequently the $450 million, 364 day credit facility expired on October 19, 2000.

On October 25, 2000, both Standard & Poor's and Moody's Investors Services downgraded Armstrong's long term debt ratings to BBB- and Baa3 and short term debt ratings to A-3 and P-3, respectively, citing the reduction in committed credit facilities, prospects for weaker operating performance and continued uncertainty surrounding the asbestos liability, owing to among other things, the Owens Corning bankruptcy filing. Both agencies indicated the potential for additional downgrades which could result from, among other things, the inability to increase untapped committed borrowing capacity, significant increases in the cash flow required to service the asbestos liability, or deteriorating operating performance. Since October 25, 2000, Armstrong stopped issuing commercial paper and began to draw on its $450 million credit facility that expires in October 2003. As of November 14, 2000, the $450 million credit facility was fully drawn, approximately $83 million of commercial paper was outstanding and Armstrong had approximately $127 million of cash on deposit. The remaining outstanding commercial paper will mature by November 22, 2000.

Armstrong will face liquidity pressures in the near future. Such pressures will be exacerbated should certain events occur. Specifically, should Armstrong's long term debt ratings be further downgraded by both Standard & Poor's and Moody's, holders of Employee Stock Ownership Plan bonds totaling $142.2 million as of September 30, 2000 would have the right to require Armstrong to redeem them under the terms of the Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989-2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004. As of November 14, 2000, Armstrong was not in violation of any debt covenants. The $450 million credit facility that expires in 2003 contains customary events of default, including failure to make payments, failure to meet other material obligations within specific time periods and the acceleration of other material indebtedness. In addition, should Armstrong World Industries, Inc.'s consolidated net worth decline by more than $180.6 million from its September 30, 2000 balance, Armstrong would violate the minimum consolidated net worth covenant of the $450 million credit facility. Any event of default could result in the acceleration of the maturity of the facility. Other factors could also influence Armstrong's liquidity. The outlook for Armstrong's asbestos liability cash payments is highly uncertain. See Part II, Item I "Legal Proceedings" for additional information concerning asbestos litigation. Unforeseen deterioration in expected earnings or working capital requirements would also negatively impact liquidity.

On October 30, 2000, Armstrong's Board of Directors elected to suspend the quarterly cash dividend payment with the intent to increase financial flexibility. Armstrong has acted to reduce working capital and capital expenditures and is currently evaluating other alternatives to increase liquidity, which include, among other things, selling non-core assets and businesses, obtaining secured financing, and selling receivables. Armstrong believes that sufficient incremental credit will be available to prevent a liquidity crisis in the next few months but it is unclear whether obtaining such incremental credit would be in the best interests of Armstrong. If Armstrong does not obtain sufficient additional liquidity in the next few months, Armstrong will have to consider seeking protection under the U.S. Bankruptcy Code.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
 of Operations
 -------------

The following discussion and analysis correspond to Armstrong Holdings, Inc. See Notes 1, 2 and 12 to the unaudited condensed consolidated financial statements for further discussion.

Financial Condition
-------------------

As shown on the condensed Consolidated Balance Sheets (see page 3), Armstrong had cash and cash equivalents of $33.6 million at September 30, 2000. Working capital was $283.4 million as of September 30, 2000, $35.2 million lower than the $318.6 million recorded at the end of 1999. The ratio of current assets to current liabilities was 1.35 to 1 as of September 30, 2000, compared with 1.43 to 1 as of December 31, 1999.

Long-term debt, excluding Armstrong's guarantee of an ESOP loan, decreased in the third quarter of 2000. At September 30, 2000, long-term debt of $1,314.3 million, or 58.9 percent of total capital, compared with $1,412.9 million, or
60.2 percent of total capital, at the end of 1999. At September 30, 2000, and December 31, 1999, the ratios of total debt (including Armstrong's guarantee of the ESOP loan) as a percent of total capital were 67.0 percent and 71.1 percent, respectively. The decrease in long-term debt was primarily due to the receipt of proceeds from the divestitures of the Insulation Products segment and the Installation Products Group, (which was part of the floor coverings segment) which was used to pay outstanding debt.

As shown on the condensed Consolidated Statements of Cash Flows (see page 5), net cash provided by operating activities for the nine months ended September 30, 2000, was $17.0 million compared with $293.8 million for the comparable period in 1999. The decrease was primarily due to several items including lower net income, higher net payments for asbestos claims and changes in working capital.

Net cash provided by investing activities was $218.1 million for the nine months ended September 30, 2000, compared with net cash used for investing activities of $29.5 million for the nine months ended September 30, 1999. The increase was primarily due to proceeds from the sale of the Insulation Products segment and the Installation Products Group.

Net cash used for financing activities was $223.5 million for the nine months ended September 30, 2000 compared with $239.3 million for the nine months ended September 30, 1999. The decrease was primarily due to the $170.0 million net decrease in debt during 2000 compared to the $181.7 million net decrease in debt during 1999.

Armstrong is regularly evaluating its various business units and may from time to time dispose of, or restructure, those units. During 2000, Armstrong sold its Insulation Products segment and its Installation Products while reorganizing its European flooring business. Armstrong is also currently in divestiture discussions and evaluations related to its textiles and sports flooring products segment.

Asbestos-Related Litigation
---------------------------

Personal Injury Litigation

Armstrong is involved in significant asbestos-related litigation which is described more fully under the heading "Legal Proceedings" in Item 1 of Part II of this report which should be read in conjunction with this discussion and analysis. During the first nine months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 45,300 claims naming Armstrong as a defendant compared to approximately 40,500 during the first nine months of 1999.

Armstrong is a defendant in approximately 173,000 pending personal injury claims as of September 30, 2000. Approximately 85,000 (or 49%) of these claims are covered under the Center's Strategic Settlement Program ("SSP") compared to 36% SSP coverage of the December 31, 1999 pending claims.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached SSP agreements with law firms that cover approximately 130,000 claims that name Armstrong as a defendant, including agreements with 16 law firms covering approximately 36,000 claims during the first nine months of 2000. Some of these claims have already been paid, some are currently pending and some have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covers future claims is subject to re-negotiation if members leave the Center. As discussed later, several Center members departed in 2000 and the Center is currently in discussions with plaintiff law firms to address the treatment of future claims. Although it is early in the negotiation process, it is possible that the re-negotiation of these agreements could lead to an increase in the asbestos liability. Negotiations with additional law firms engaged in asbestos-related litigation that could resolve additional pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

Asbestos - Related Liability

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

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflected higher than anticipated claims and higher average settlement costs for claims during the first half of 2000, primarily for settlements outside of the Center's SSP.

In the third quarter of 2000, the number of filed claims was within the current expectations but Armstrong's average cost to settle claims was higher than anticipated. Armstrong will continue to study its experience to identify trends and to assess their impact on the range of liability that is probable and estimable. If additional study determines that current cost levels will continue, an increase in the probable asbestos-related liability will be necessary.

Armstrong's estimate of its asbestos-related liability that is probable and estimable through 2006 ranges from $758.8 million to $1,363.3 million as of September 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $275.0 million over the next 12 months and has reflected such amount as a current liability as of September 30, 2000. This compares to total liability payments over the prior 12 months of $220.8 million.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact, if any, on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

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

Collateral Requirements

As of September 30, 2000, Armstrong had secured $56.2 million of future claim payments with a surety bond to meet minimum collateral requirements established by the Center. On October 27, 2000, the insurance company that underwrote the surety bond informed Armstrong and the Center of its intention not to renew the surety bond effective February 28, 2001. Armstrong is assessing its alternatives relative to the terminated bond. Alternatives include replacing the bond with another insurance company, purchasing a letter of credit from a financial institution, posting cash as collateral or negotiating with the Center to waive the collateral requirement.

Insurance Recovery Proceedings

A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. Armstrong has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. That process is underway but a new trial judge has not yet been selected. Armstrong is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Because of the continuing ADR process and the possibilities for appeal on certain matters, Armstrong has not yet completely determined the financial implications of the decisions.

Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of September 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total recorded asset, approximately $75.8 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, Armstrong may revise its estimate of probable insurance recoveries. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

Armstrong paid $158.7 million for asbestos related claims in the first nine months of 2000 compared to $111.1 million in the first nine months of 1999. Armstrong currently expects to pay between $243.0 million and $251.0 million for asbestos related claims in 2000 compared to $173.0 million in 1999. Armstrong received $27.7 million in asbestos-related insurance recoveries during the first nine months of 2000 compared to $58.7 million during the first nine months of 1999. Armstrong does not anticipate any additional insurance proceeds during the fourth quarter of 2000 and did not receive any insurance proceeds during the fourth quarter of 1999. Therefore, Armstrong currently expects to pay approximately $140.0 million to $145.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes, compared to $74.3 million in 1999.

Conclusion

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. These uncertainties include the number of future claims to be filed, the cost to settle claims in the future, which may be influenced by factors including, but not limited to, the financial viability of other defendants, the impact of any potential legislation and the ability of the Center to achieve future SSP agreements, and the impact of the ADR proceedings on the insurance asset. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. Armstrong believes that potential future charges may be material to the periods in which they are taken. See further discussion of Liquidity and Capital Resources below.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, Armstrong had no outstanding borrowings under Armstrong World Industries, Inc.'s $450 million credit facility that expires in October 2003 or under Armstrong World Industries, Inc.'s $450 million, 364 day credit facility that expired on October 19, 2000. These lines have been in support of commercial paper issuances. The outstanding amount of commercial paper at September 30, 2000 was $352.6 million.

On October 5, 2000, Owens Corning voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing has had a significant effect on Armstrong's liquidity. In early October, Armstrong was in discussions to obtain a 364 day credit facility of up to $400 million, with the intention of completing the new facility prior to the October 19, 2000 expiration of the existing $450 million, 364 day credit facility. Whereas indications from participant banks led Armstrong to believe the facility would be fully subscribed, following the Owens Corning filing the potential participants in the new credit facility decided to reevaluate their credit exposures to Armstrong, primarily due to Armstrong's asbestos liability. Agreement was not reached on terms for a new facility. Subsequently the $450 million, 364 day credit facility expired on October 19, 2000.

On October 25, 2000, both Standard & Poor's and Moody's Investors Services downgraded Armstrong's long term debt ratings to BBB- and Baa3 and short term debt ratings to A-3 and P-3, respectively, citing the reduction in committed credit facilities, prospects for weaker operating performance and continued uncertainty surrounding the asbestos liability, owing to among other things, the Owens Corning bankruptcy filing. Both agencies indicated the potential for additional downgrades which could result from, among other things, the inability to increase untapped committed borrowing capacity, significant increases in the cash flow required to service the asbestos liability, or deteriorating operating performance. Since October 25, 2000, Armstrong stopped issuing commercial paper and began to draw on its $450 million credit facility that expires in October 2003. As of November 14, 2000, the $450 million credit facility was fully drawn, approximately $83 million of commercial paper was outstanding and Armstrong had approximately $127 million of cash on deposit. The remaining outstanding commercial paper will mature by November 22, 2000.

Armstrong will face liquidity pressures in the near future. Such pressures will be exacerbated should certain events occur. Specifically, should Armstrong's long term debt ratings be further downgraded by both Standard & Poor's and Moody's, holders of Employee Stock Ownership Plan bonds totaling $142.2 million as of September 30, 2000 would have the right to require Armstrong to redeem them under the terms of the Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989-2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004. As of November 14, 2000, Armstrong was not in violation of any debt covenants. The $450 million credit facility that expires in 2003 contains customary events of default, including failure to make payments, failure to meet other material obligations within specific time periods and the acceleration of other material indebtedness. In addition, should Armstrong's World Industries, Inc.'s consolidated net worth decline by more than $180.6 million from its September 30, 2000 balance, Armstrong would violate the minimum consolidated net worth covenant of the $450 million credit facility. Any envent of default could result in the acceleration of the maturity of the facility. Other factors could also influence Armstrong's liquidity. The outlook for Armstrong's asbestos liability cash payments is highly uncertain. See Part II, Item I "Legal Proceedings" for additional information concerning asbestos litigation. Unforeseen deterioration in expected earnings or working capital requirements would also negatively impact liquidity.

On October 30, 2000, Armstrong's Board of Directors elected to suspend the quarterly cash dividend payment with the intent to increase financial flexibility. Armstrong has acted to reduce working capital and capital expenditures and is currently evaluating other alternatives to increase liquidity, which include, among other things, selling non-core assets and businesses, obtaining secured financing, and selling receivables. Armstrong believes that sufficient incremental credit will be available to prevent a liquidity crisis in the next few months but it is unclear whether obtaining such incremental credit would be in the best interests of Armstrong. If Armstrong does not obtain sufficient additional liquidity in the next few months, Armstrong will have to consider seeking protection under the U.S. Bankruptcy Code.


Consolidated Results
--------------------

The following discussions of consolidated results are on a continuing operations basis.

Third-quarter net sales of $835.6 million from continuing operations were 1.0% lower than in the third quarter of 1999. Included in the third quarter of 1999 were sales from the textile products business which was sold on September 30, 1999. Excluding the impact of the 1999 divestiture and the impact of unfavorable foreign currency translation, sales increased 3.2%. Building products sales increased 7.1% driven primarily by the second quarter 2000 acquisition of our European metal ceilings subsidiary, Gema. Wood products sales increased 2.7%. Sales in the floor coverings and textile and sports flooring products segments decreased 3.4% and 13.3%, respectively, due mainly to lower unfavorable foreign currency translation in Europe.

Third-quarter 2000 earnings from continuing operations were $72.0 million or $1.77 per diluted share. This included a pre-tax gain of $59.9 million from the sale of the Installation Products Group ("IPG"), which was part of the floor coverings segment.

The third quarter of 2000 included a pre-tax reorganization charge of $17.0 million, of which $8.6 million related to severance and enhanced retirement benefits for more than 180 positions within the European Flooring business. Reorganization actions included staff reductions due to the elimination of administrative positions, the consolidation and closing of sales offices in Europe and the closure of the Team Valley, England commercial tile plant. The remaining portion of the reorganization charge primarily related to remaining payments on a noncancelable operating lease for an office facility in the U.S. The employees who occupied this office facility are being relocated to the corporate headquarters. In addition, $1.3 million of the remaining accrual for the 1998 reorganization charge was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong.

Armstrong also recorded a $12.2 million charge to cost of goods sold in the third quarter of 2000 for write-downs of inventory and production-line assets that were not categorized as reorganization costs related to the European reorganization efforts. The inventory write-downs were related to changes in product offerings while the write-downs of production-line assets primarily related to changes in production facilities and product offerings.


In addition, Armstrong recorded $11.2 million within SG&A expense for CEO and management transition costs during the third quarter of 2000. The components of this amount included hiring a new CEO, expenses related to the departure of the prior CEO, covenant agreements related to non-compete arrangements and other management transition costs. There will also be approximately $7.6 million of costs in the fourth quarter of 2000 related to settlements of certain benefit plan obligations for former executive employees.

Armstrong also recorded $2.3 million within SG&A expense for fixed asset impairments related to the decision to vacate office space in the U.S.

Excluding these items discussed above, earnings from continuing operations for the third quarter of 2000 would have been $54.8 million, or $1.35 per diluted share. Third quarter 1999 earnings from continuing operations were $61.9 million, or $1.54 per diluted share. This included a $5.7 million pre-tax loss from the sale of the textile products business and a $2.6 million pre-tax gain from proceeds from the demutualization of an insurance company with whom the Company has company-owned life insurance policies. Excluding these items, earnings from continuing operations for the third quarter of 1999 would have been $62.9 million, or $1.56 per diluted share.

The cost of goods sold in the third quarter was 71.3 percent of net sales compared to 65.6 percent of net sales in the third quarter of 1999. Excluding $12.2 million of expenses associated with the third quarter 2000 reorganization of the European flooring business and a $3.6 million insurance settlement received in 1999 for past product claims, cost of goods sold increased from 66.0% of sales in 1999 to 69.9% of sales in 2000. Higher raw material costs primarily in floor coverings and wood products and higher energy costs in building products were the primary drivers of the increase.

Third-quarter 2000 SG&A expenses were 18.5 percent of net sales compared to 18.9 percent of net sales in last year's third quarter. The percentage decrease is primarily due to lower incentive bonus accruals and lower selling expense partially offset by CEO and management transition costs, expenses related to the reorganization of European flooring business and asset write-downs related to the decision to vacate office space in Lancaster, PA.

Interest expense of $26.0 million was $0.2 million higher than the amount recorded in the third quarter of 1999 principally due to higher interest rates partially offset by lower outstanding debt.

Net sales for the first nine months of 2000 were $2,443.8 million, essentially similar to last year's net sales of $2,444.4 million. Excluding the impact of the 1999 divestitures and the impact of foreign exchange rate translation, sales increased 5.2%.

A loss from continuing operations of $3.2 million was recorded for the first nine months of 2000. Excluding the third quarter 2000 items described above (gain on the sale of IPG, costs associated with the reorganization of the European flooring business and CEO and management transition costs), the second quarter 2000 asbestos charge and a second quarter demutualization gain, earnings from continuing operations for the first nine months of 2000 would have been $129.6 million, or $3.21 per diluted share. Earnings from continuing operations for the first nine months of 1999 were $168.1 million, or $4.18 per diluted share. Excluding the loss from the sale of the textile products business, a third quarter 1999 demutualization gain and the gain on the sale of a 65% interest in Armstrong Industrial Specialities, Inc., earnings from continuing operations for the first nine months of 1999 would have been $161.6 million, or $4.02 per diluted share.

The effective tax rate from continuing operations for the third quarter was 30.6% versus 38.2% for the third quarter of 1999. Excluding the impact of the gain on sale of Installation Products, the reorganization charge and other related expenses in 2000 and the loss from the sale of textile products business in 1999, the third quarter effective tax rate decreased from 38.1% to 36.1% primarily due to increased foreign tax credit utilization.

Industry Segment Results
------------------------

Floor coverings net sales were $339.5 million and $351.3 million in the third quarter of 2000 and 1999, respectively. Sales in the Americas decreased 0.4% versus prior year. European sales of $64.9 million were 19.6% below 1999 levels as a result of unfavorable foreign exchange rate translation, lower prices and a less favorable mix driven by continued market weakness. Excluding the effects of foreign exchange rate translation, sales in Europe were 8.2% below last year. Pacific area sales increased 5.2% versus 1999. Operating income of $35.2 million was 10.4% of sales compared to $70.1 million in the third quarter of 1999, or 20.0% of sales. Excluding expenses associated with reorganizing the European business, other management changes, and $3.6 million received in 1999 for an insurance settlement for past product claims, operating income was $56.7 million or 14.7% below 1999. Operating margin excluding these expenses decreased from 18.9% to 16.7%. The operating margin reduction was driven primarily by higher manufacturing costs, principally higher raw material and production costs for the new ToughGuard product, lower volume in the Americas, and weaker volume and prices in Europe.

Building products net sales of $214.1 million increased from $200.0 million in the third quarter of 1999. Excluding the impact of foreign currency translation, sales increased 10.8%. Americas sales increased 2.1% driven primarily by higher sales in the U.S. commercial channel. In Europe, sales increased 18.3% primarily due to incremental sales from Gema, our metal ceilings subsidiary acquired during the second quarter of 2000, and increased sales to emerging markets. Pacific area sales increased 3.5% versus 1999. Operating income increased $1.0 million to $35.4 million as improved volume and increased price in the Americas was largely offset by higher manufacturing expense including raw materials and energy. Overall operating margins decreased from 17.2% to 16.5%.

Wood products net sales of $215.7 million in the third quarter of 2000 compared to net sales of $210.0 million in 1999. Cabinet sales decreased 5.7% due to lower volume. Wood flooring sales increased 5.7% versus 1999 driven primarily by volume growth and improved pricing. Operating margins declined from 10.5% to 8.6% primarily driven by higher lumber costs which are relatively unchanged since the first quarter of 2000 but 10.6% above last year.

Textiles and sports flooring products net sales of $66.3 million in the third quarter of 2000 were 13.3% lower than last year. Excluding the impact of unfavorable foreign currency translation, sales increased 2.3% driven by volume growth primarily in the sports flooring business. An operating loss of $2.6 million was incurred compared to operating income of $4.4 million in 1999. Excluding the impact of expenses associated with European reorganization and management changes, the operating loss was $0.6 million or $5.0 million lower than 1999. The operating income reduction was driven mainly by less favorable mix of products sold, increased manufacturing and SG&A expense and unfavorable foreign currency translation which more than offset the impact of volume growth.

In the all other segment, sales and operating margin were down $6.5 million and $0.4 million, respectively due to the absence of the textile products business which was sold in the third quarter of 1999.

Unallocated corporate expense for the third quarter of 2000 of $18.7 million increased $16.2 million versus 1999. Excluding $19.7 million in expenses related to the CEO transition and other management changes and the decision to vacate an office facility in the U.S., unallocated corporate expense decreased $3.5 million primarily due to lower incentive compensation expense.

Recent Accounting Pronouncements
--------------------------------

The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and is effective beginning in the fourth quarter of 2000. Armstrong is evaluating the effects of implementation, if any, on its financial statements.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("FAS 138"), an amendment of FASB Statement No. 133 ("FAS 133"). FAS 138 amends some accounting and reporting standards contained in FAS 133 and also addresses a limited number of issues causing implementation difficulties in applying FAS 133. Armstrong has formed a team to identify and implement the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The effects of these statements on Armstrong's financial position or results of operations have not yet been determined.

In October 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140"), a replacement of FASB SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is effective March 2001. Armstrong is evaluating the effects of implementation, if any, on its financial statements.


Cautionary Statements About Future Results
------------------------------------------

This discussion is provided under the Private Securities Litigation Reform Act of 1995. Our disclosures in reports here and in other public comments contain forward-looking statements. These statements provide our expectations or forecasts of future events and can be identified by the use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "outlook," and others of similar meaning in discussions of future operating or financial performance. In particular, these include statements relating to future liquidity, future earnings per share, dividends, financial results, operating results, prospective products, future performance of current products, future sales or expenses, and the outcome of contingencies such as legal proceedings.

Any of these forward-looking statements may turn out to be wrong. Actual future results may vary materially. Consequently, no forward-looking statement can be guaranteed.

Many factors could cause our actual results to differ materially from those expected. These factors include:

     . our ability to secure sufficient additional financial flexibility and liquidity
     .    our asbestos-related and any other litigation
     .    downgrade in our credit rating
     .    greater than expected working capital requirements
     . variations in raw material and energy costs, and our success in achieving manufacturing efficiencies and price increases,
     .    our success in introducing new products,
     . product and price competition caused by factors such as worldwide excess industry capacity,
     .    interest, foreign exchange and effective tax rates
     .    integration of our acquisitions,
     .    business combinations among competitors and suppliers,
     . the strength of domestic and foreign end-use markets and improved efficiencies in the European flooring market, and
     . impacts to international operations caused by changes in intellectual property protections and trade regulations, and the political climate in emerging markets.

This should not be considered to be a complete list of all risks and uncertainties that might affect our future results. We undertake no obligation to update any forward-looking statement. Related disclosures in our most recent report on Form 10-K, in our reports on Form 10-Q and any further disclosures in subsequent 10-Q, 8-K and 10-K reports should also be consulted.

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings
------   -----------------

ASBESTOS-RELATED LITIGATION
---------------------------

The following is a summary update of asbestos-related litigation; see Note 26 to the financial statements of Armstrong's 1999 Form 10-K filing for additional information.

Armstrong World Industries, Inc. is a defendant in personal injury claims and property damage claims related to asbestos containing products. In the discussion in this Item, "Armstrong" means Armstrong World Industries, Inc.

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

During the first nine months of 2000, the Center for Claims Resolution ("Center") received and verified approximately 45,300 claims naming Armstrong as a defendant compared to approximately 40,500 during the first nine months of 1999.

Armstrong is a defendant in approximately 173,000 pending personal injury claims as of September 30, 2000. Approximately 85,000 (or 49%) of these claims are covered under the Center's Strategic Settlement Program ("SSP") compared to 36% SSP coverage of the December 31, 1999 pending claims.

Armstrong continues to seek broad-based settlements of claims through the Center. To date, the Center has reached SSP agreements with law firms that cover approximately 130,000 claims that name Armstrong as a defendant, including agreements with 16 law firms covering approximately 36,000 claims during the first nine months of 2000. Some of these claims have already been paid, some are currently pending and some have yet to be filed. These agreements typically provide for multiyear payments for settlement of current claims and establish specific medical and other criteria for the settlement of future claims as well as annual limits on the number of claims that can be filed by these firms. These agreements also establish fixed settlement values for different asbestos-related medical conditions which are subject to periodic re-negotiation over a period of 2 to 5 years. The plaintiff law firms are required to recommend settlements to their clients although future claimants are not legally obligated to accept the settlements. These agreements also provide for nominal payments to future claimants who are unimpaired but who are eligible for additional compensation if they develop a more serious asbestos-related illness. The Center can terminate an agreement with an individual law firm if a significant number of that firm's clients elect not to participate under the agreement. For some agreements, the component of the agreement that covers future claims is subject to re-negotiation if members leave the Center. As discussed later, several Center members departed in 2000 and the Center is currently in discussions with plaintiff law firms to address the treatment of future claims. Although it is early in the negotiation process, it is possible that the re-negotiation of these agreements could lead to an increase in the asbestos liability. Negotiations with additional law firms engaged in asbestos-related litigation that could resolve additional pending claims are ongoing. The ultimate success and timing of those negotiations is uncertain.

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

In the second quarter of 2000, Armstrong recorded a charge to increase its estimate of probable asbestos-related liability by $236.0 million. The increase in the estimated liability reflected higher than anticipated claims and higher average settlement costs for claims during the first half of 2000, primarily for settlements outside of the Center's SSP.

In the third quarter of 2000, the number of filed claims was within the current expectations but Armstrong's average cost to settle claims was higher than anticipated. Armstrong will continue to study its experience to identify trends and to assess their impact on the range of liability that is probable and estimable. If additional study determines that current cost levels will continue, an increase in the probable asbestos-related liability will be necessary.

Armstrong's estimate of its asbestos-related liability that is probable and estimable through 2006 ranges from $758.8 million to $1,363.3 million as of September 30, 2000. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to settle those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, the cost to settle claims outside the broad-based settlement program and Armstrong's overall effective share of the Center's liabilities. Armstrong has concluded that no amount within that range is more likely than any other, and therefore has reflected $758.8 million as a liability in the condensed consolidated financial statements in accordance with generally accepted accounting principles. Of this amount, management expects to incur asbestos liability payments of approximately $275.0 million over the next 12 months and has reflected such amount as a current liability as of September 30, 2000. This compares to total liability payments over the prior 12 months of $220.8 million.

The Center is involved in numerous legal proceedings with a former member of the Center related to the former member's refusal to pay its share of certain settlements concluded by the Center while that company was a member. In addition, another Center member has terminated its membership due to exhaustion of the assets of its claims trust. This member has also asserted that it is entitled to reductions of certain payments. While the Center believes the member is not entitled to any adjustment, the impact, if any, on the timing of cash flows or amount of recorded liability is uncertain. In estimating its recorded liability, Armstrong has not anticipated unfavorable outcomes resulting from the legal proceedings or any increases in Armstrong's share of liability stemming from the termination of these former Center members. Armstrong's share of liability could increase should there be any negative developments related to these matters.

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

CODEFENDANT BANKRUPTCIES

Certain codefendant companies have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, including recent filings by Babcock & Wilcox, Pittsburgh Corning and Owens Corning. As a consequence, litigation against them (with some exceptions) has been stayed or restricted. However, Armstrong does not expect to see a significant increase in the number of claims filed since it has been named as a defendant in the majority of claims against these co-defendants. Armstrong could see higher settlement demands from claimants as the number of defendants in the litigation has decreased, but the Center plans to negotiate to minimize any impact on settlement costs. Due to the uncertainties involved, the long-term effect of these proceedings on the litigation cannot be predicted and Armstrong believes it could be several months before Armstrong receives the sufficient data to allow it to ascertain the impact.

COLLATERAL REQUIREMENTS

As of September 30, 2000, Armstrong had secured $56.2 million of future claim payments with a surety bond to meet minimum collateral requirements established by the Center. On October 27, 2000, the insurance company that underwrote the surety bond informed Armstrong and the Center of its intention not to renew the surety bond effective February 28, 2001. Armstrong is assessing its alternatives relative to the terminated bond. Alternatives include replacing the bond with another insurance company, purchasing a letter of credit from a financial institution, posting cash as collateral or negotiating with the Center to waive the collateral requirement.

Property Damage Litigation

Armstrong is also one of many defendants in seven pending property damage claims as of September 30, 2000, that were filed by public and private building owners. These cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, Armstrong was served with a lawsuit seeking class certification of Texas residents who own asbestos-containing products. This case includes allegations that Armstrong asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. Armstrong vigorously denies the validity of the allegations against it in these claims and believes that any costs will be covered by insurance. These claims are handled directly by Armstrong and not by the Center.

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

Insurance Recovery Proceedings

A substantial portion of Armstrong's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during Armstrong's installation of asbestos materials. Armstrong has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure under the Wellington Agreement is under way against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits. The carriers have raised various defenses, including waiver, laches, statutes of limitations and contractual defenses. One primary carrier alleges that it is no longer bound by the Wellington Agreement, and another alleges that Armstrong agreed to limit its claims for nonproducts coverage against that carrier when the Wellington Agreement was signed. The ADR process is in the trial phase of binding arbitration. One insurer has taken the position that it is entitled to litigate in court certain issues in the ADR proceeding. During 1999, Armstrong received preliminary decisions in the initial phases of the trial proceeding of the ADR which were generally favorable to Armstrong on a number of issues related to insurance coverage. However, during the third quarter of 2000, it was determined that a new trial judge should be selected for the ADR. That process is underway but a new trial judge has not yet been selected.

Armstrong is uncertain at this time as to the impact, if any, this change will have on the preliminary decisions of the initial phases of the ADR. Because of the continuing ADR process and the possibilities for appeal on certain matters, Armstrong has not yet completely determined the financial implications of the decisions.

Other proceedings against non-Wellington carriers may become necessary.

Insurance Asset

As with its estimated asbestos related liability, Armstrong continually evaluates the probable insurance asset to be recorded. An insurance asset in the amount of $268.3 million is recorded as of September 30, 2000. Approximately $27.7 million was received in the second quarter of 2000 pursuant to existing settlements. Of the total recorded asset, approximately $75.8 million represents partial settlement for previous claims which will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects Armstrong's belief in the availability of insurance in this amount, based upon Armstrong's success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process that is in the trial phase of binding arbitration. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS and the financial condition of the insurers, Armstrong may revise its estimate of probable insurance recoveries. Of the $268.3 million asset, $32.2 million has been recorded as a current asset reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. However, the actual amount of payments to be received in the next 12 months could increase dependent upon the nature and result of settlement discussions. Management estimates that the timing of future cash payments for the remainder of the recorded asset may extend beyond 10 years.

CASH FLOW IMPACT

Armstrong paid $158.7 million for asbestos related claims in the first nine months of 2000 compared to $111.1 million in the first nine months of 1999. Armstrong currently expects to pay between $243.0 million and $251.0 million for asbestos related claims in 2000 compared to $173.0 million in 1999. Armstrong received $27.7 million in asbestos-related insurance recoveries during the first nine months of 2000 compared to $58.7 million during the first nine months of 1999. Armstrong does not anticipate any additional insurance proceeds during the fourth quarter of 2000 and did not receive any insurance proceeds during the fourth quarter of 1999. Therefore, Armstrong currently expects to pay approximately $140.0 million to $145.0 million for asbestos related claims and expenses in 2000, net of expected insurance recoveries and taxes, compared to $74.3 million in 1999.

Conclusion
          -

Since many uncertainties exist surrounding asbestos litigation, Armstrong will continue to evaluate its asbestos related estimated liability and corresponding estimated insurance recoveries asset as well as the underlying assumptions used to record these amounts. These uncertainties include the number of future claims to be filed, the cost to settle claims in the future, which may be influenced by factors including, but not limited to, the financial viability of other defendants, the impact of any potential legislation and the ability of the Center to achieve future SSP agreements, and the impact of the ADR proceedings on the insurance asset. The recorded liability and asset reflect management's best estimate of probable amounts based on current information. However, it is reasonably possible that Armstrong's total exposure to personal injury claims may be greater than the recorded liability and accordingly future charges to income may be necessary. Armstrong believes that potential future charges may be material to the periods in which they are taken. See further discussion in the Liquidity and Capital Resources section of Management's Discussion and Analysis.


ENVIRONMENTAL MATTERS

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

Liabilities of $14.8 million were recorded at September 30, 2000 for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the amount of the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or probable of recovery through negotiation or litigation.

Actual costs to be incurred at identified sites in the future may vary from estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above may be material to earnings in such future period.

Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

     (a) The following exhibits are filed as a part of the Quarterly Report on Form 10-Q:

     Exhibits
     --------
     No. 4(a)       Note Purchase Agreement dated June 19, 1989 for 8.43% Series
                    A Guaranteed Serial ESOP Notes due 1989-2001 and 9.00%
                    Series B Guaranteed Serial ESOP Notes due 2000-2004 for the
                    Armstrong World Industries, Inc. Employee Stock Ownership
                    Plan ("Share in Success Plan") Trust, with Armstrong World
                    Industries, Inc., as guarantor.
     No. 10(a)      Employment Agreement between Armstrong Holdings, Inc. and
                    Michael D. Lockhart, dated August 7, 2000
     No. 10(b)      Employment Agreement between Armstrong Holdings, Inc. and
                    Frank A. Riddick, dated August 7, 2000
     No. 10(c)      Amended and Restated Employment and Consulting Agreement
                    between Armstrong Holdings, Inc., Armstrong World
                    Industries, Inc. and George A. Lorch, dated August 7, 2000 and as amended October 30, 2000
     No. 10(d)      Stock Option Surrender Agreement between Armstrong Holdings,
                    Inc. and George A. Lorch, dated September 25, 2000
     No. 10(e)      Change in Control Agreement between Armstrong Holdings, Inc.
                    and Michael D. Lockhart, dated August 7, 2000
     No. 10(f)      Indemnification Agreement between Armstrong Holdings, Inc.
                    and Michael D. Lockhart, dated August 7, 2000
     No. 10(g)      Management Services Agreement between Armstrong Holdings,
                    Inc. and Armstrong World Industries, Inc., dated August 7,
                    2000
     No. 10(h)      Armstrong Holdings, Inc. Stock Award Plan is incorporate by reference herein from Armstrong Holdings, Inc.'s
                    registration statement on Form S-8 filed August 16, 2000,
                    wherein in appeared as Exhibit 4.1.
     No. 10(i)      Terms of Restricted Stock for Stock Option Exchange Program
                    Offered to Employees and Schedule of Participating Executive
                    Officers.
     No. 15         Letter re Unaudited Interim Financial Information
     No. 27         Financial Data Schedules

     (b) The following reports on Form 8-K were filed during the third quarter of 2000.

          On July 31, 2000, the registrants filed reports on form 8-K reporting Armstrong Holdings, Inc.'s sales and profits for the second quarter of 2000.

          On July 21, 2000, the registrants filed reports on form 8-K discussing the sale of Armstrong World Industries, Inc.'s Installation Products Group to subsidiaries of the German company Ardex GmbH.

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

                                 Armstrong Holdings, Inc.
                                 Armstrong World Industries, Inc.



                           By:    /s/ John N. Rigas
                                 -----------------------------------------------
                                 John N. Rigas, Senior Vice President,
                                 Secretary and General Counsel

                           By:    /s/ William C. Rodruan
                                 -----------------------------------------------
                                 William C. Rodruan, Vice President and
                                 Controller (Principal Accounting Officer)


Date:  November 14, 2000

                                  Exhibit Index
                                  -------------
Exhibit No.
----------

No. 4(a) Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989-2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan ("Share in Success Plan") Trust, with Armstrong World Industries, Inc., as guarantor

No. 10(a)      Employment Agreement between Armstrong Holdings, Inc. and Michael
               D. Lockhart, dated August 7, 2000

No. 10(b)      Employment Agreement between Armstrong Holdings, Inc. and Frank
               A. Riddick, dated August 7, 2000

No. 10(c)      Amended and Restated Employment and Consulting Agreement between
               Armstrong Holdings, Inc., Armstrong World Industries, Inc. and
               George A. Lorch, dated August 7, 2000 and as amended October 30,
               2000

No. 10(d)      Stock Option Surrender Agreement between Armstrong Holdings, Inc.
               and George A. Lorch, dated September 25, 2000

No. 10(e)      Change in Control Agreement between Armstrong Holdings, Inc. and
               Michael D. Lockhart, dated August 7, 2000

No. 10(f)      Indemnification Agreement between Armstrong Holdings, Inc. and
               Michael D. Lockhart, dated August 7, 2000

No. 10(g)      Management Services Agreement between Armstrong Holdings, Inc.
               and Armstrong World Industries, Inc., dated August 7, 2000

No. 10(h)      Armstrong Holdings, Inc. Stock Award Plan is incorporate by reference herein from Armstrong Holdings, Inc.'s registration statement on Form S-8 filed August 16, 2000, wherein in appeared as Exhibit 4.1.

No. 10(i)      Terms of Restricted Stock for Stock Option Exchange Program
               Offered to Employees and Schedule of Participating Executive
               Officers

No. 15         Letter re: Unaudited Interim Financial Information

No. 27         Financial Data Schedules