Form 10-Q
period 2002-09-30
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2002-11-08
CIK 1109304, 7431

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

ARMSTRONG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	333-32530	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

(717) 397-0611
Registrant’s telephone number, including area code

ARMSTRONG WORLD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

(717) 397-0611
Registrant’s telephone number, including area code

Armstrong World Industries, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 15, 2002 - 40,677,392.

SECTION		PAGES
Cautionary Factors		3 – 4

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Armstrong Holdings, Inc., and Subsidiaries	5 – 26
	Independent Accountants’ Review Report	27
	Armstrong World Industries, Inc., and Subsidiaries	28 – 49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50 – 62

Item 4.	Controls and Procedures	63

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	64 – 69

Item 6.	Exhibits and Reports on Form 8-K	70

Signatures		71

Certifications		72 – 75

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosures and analysis in this report contain some forward-looking statements. This discussion about those statements is provided in accordance with the Private Securities Litigation Reform Act of 1995.

Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials released to the public.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions we may make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the SEC. Other factors besides those listed here could also adversely affect our businesses.

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results:

Chapter 11 Filing
•
Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

Legal Claims
•
Claims of undetermined merit and amount which have been asserted against us for various legal matters, including AWI’s asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

Business Environment
•
Changes in demand for public and private commercial and residential building construction and renovation, laws and regulations, foreign currency and interest rates, inflation or other related factors affecting our businesses. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we can not predict their impact with certainty. For example, an economic downturn may lead our customers to delay or cancel construction plans. For more information on these matters, see the discussion of Market Risk in Item 7A of Armstrong Holdings, Inc. 2001 Form 10-K.

•
Business combinations among our competitors or suppliers, which could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions and those of our competitors.

•
The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, restructuring and other unusual items that may result from evolving business strategies and organizational restructuring.

Retail Environment
•
Business decisions and business conditions that affect our major customers and distribution networks. For example, a significant portion of our revenue in North America comes from sales to major home center retailers.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•
Changes in the policies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers have engaged in accelerated efforts to reduce inventory levels and change inventory delivery requirements.

International
•
Various worldwide economic and political factors, changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

•
Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems.

•	Changes in exchange rates can significantly affect our reported results from one period to the next.

Raw Materials
•
Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers.

•
Raw material price increases (for example price increases in hardwood lumber, limestone or petroleum-based raw materials such as plasticizers or PVCs), energy cost increases (for example price increases in natural gas), and changes in distribution and product mix.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

ARMSTRONG HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$846.0	$804.9	$2,418.8	$2,399.0
Cost of goods sold	640.4	605.7	1,811.4	1,782.1

Gross profit	205.6	199.2	607.4	616.9
Selling, general and administrative expenses	160.0	150.2	474.9	450.0
Charge for asbestos liability, net	—	16.0	—	22.0
Restructuring and reorganization charges (reversals), net	(0.6)	(1.1)	2.1	3.0
Goodwill amortization	—	5.7	—	17.1
Equity (earnings) from affiliates, net	(6.2)	(4.5)	(18.1)	(13.5)

Operating income	52.4	32.9	148.5	138.3
Interest expense (unrecorded contractual interest of $24.9, $25.0, $74.4, and $74.7)	3.7	3.3	10.5	10.2
Other non-operating expense	0.8	3.6	2.4	8.7
Other non-operating income	(1.2)	(2.3)	(3.4)	(8.1)
Chapter 11 reorganization costs, net	6.6	3.7	19.1	6.2

Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle	42.5	24.6	119.9	121.3
Income tax expense	13.1	10.3	40.9	47.3

Earnings from continuing operations before cumulative effect of a change in accounting principle	29.4	14.3	79.0	74.0
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	(593.8)	—

Earnings (loss) from continuing operations	$29.4	$14.3	$(514.8)	$74.0

Net loss on sale of discontinued business, net of tax of $0.0	—	(0.2)	—	(1.1)
Net loss on expected disposal of discontinued operations, net of tax of $0.0	—	—	—	(3.3)
Net reversal of income on discontinued operations no longer to be disposed, net of tax of $10.7	—	27.1	—	24.0

Earnings from discontinued operations	—	26.9	—	19.6

Net earnings (loss)	$29.4	$41.2	$(514.8)	$93.6

Earnings per share of common stock, continuing operations before cumulative effect of a change in accounting principle:
Basic	$0.73	$0.35	$1.95	$1.83
Diluted	$0.72	$0.35	$1.94	$1.81
Loss per share of common stock, cumulative effect of a change inaccounting principle:
Basic	$—	$—	$(14.66)	$—
Diluted	$—	$—	$(14.66)	$—
Earnings per share of common stock, discontinued operations:
Basic	$—	$0.66	$—	$0.49
Diluted	$—	$0.66	$—	$0.48
Net earnings (loss) per share of common stock:
Basic	$0.73	$1.02	$(12.71)	$2.32
Diluted	$0.72	$1.01	$(12.71)	$2.29
Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.4
Diluted	40.7	40.8	40.7	40.8

See accompanying notes to condensed consolidated financial statements beginning on page 9.

ARMSTRONG HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions except share data)

	September 30, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$369.9	$277.4
Accounts and notes receivable, net	403.3	316.5
Inventories, net	429.3	443.1
Deferred income taxes	14.0	11.5
Other current assets	75.9	64.1

Total current assets	1,292.4	1,112.6
Property, plant and equipment, less accumulated depreciation and amortization of $1,238.1 and $1,143.3, respectively	1,277.8	1,278.6
Insurance receivable for asbestos-related liabilities, noncurrent	174.1	192.1
Prepaid pension costs	426.9	392.9
Investment in affiliates	42.8	39.6
Goodwill, net	234.9	822.8
Other intangibles, net	88.2	94.1
Other noncurrent assets	106.8	105.4

Total assets	$3,643.9	$4,038.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$22.3	$18.9
Current installments of long-term debt	6.6	6.1
Accounts payable and accrued expenses	354.9	298.6
Income taxes	41.2	40.8

Total current liabilities	425.0	364.4

Liabilities subject to compromise	2,357.5	2,357.6
Long-term debt, less current installments	49.7	50.3
Postretirement and postemployment benefit liabilities	251.5	244.4
Pension benefit liabilities	168.5	148.9
Other long-term liabilities	85.1	84.9
Deferred income taxes	26.4	18.4
Minority interest in subsidiaries	9.4	8.8

Total noncurrent liabilities	2,948.1	2,913.3
Shareholders’ equity:
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.9	166.8
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Retained earnings	729.5	1,244.3
Accumulated other comprehensive loss	(23.0)	(47.1)
Less common stock in treasury, at cost 2002—11,201,499 shares; 2001—11,176,617 shares	(513.3)	(513.3)

Total shareholders’ equity	270.8	760.4

Total liabilities and shareholders’ equity	$3,643.9	$4,038.1

See accompanying notes to condensed consolidated financial statements beginning on page 9.

ARMSTRONG HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in millions except per share data)
Unaudited

	2002		2001
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$166.8		$162.2
Stock issuances and other	1.1		6.1

Balance at September 30	$167.9		$168.3

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings:
Balance at beginning of year	$1,244.3		$1,151.5
Net earnings (loss) for the nine months	(514.8)	$(514.8)	93.6	$93.6

Balance at September 30	$729.5		$1,245.1

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(47.1)		$(45.2)
Foreign currency translation adjustments	22.7		5.6
Derivative gain (loss), net	4.8		(3.6)
Investment impairment	—		2.0
Minimum pension liability adjustments	(3.4)		(0.8)

Total other comprehensive income	24.1	24.1	3.2	3.2

Balance at September 30	$(23.0)		$(42.0)

Comprehensive income (loss)		$(490.7)		$96.8

Less treasury stock at cost:
Balance at beginning of year	$513.3		$513.1
Stock purchases	—		0.2
Stock issuance activity, net	—		(0.1)

Balance at September 30	$513.3		$513.2

Total shareholders’ equity	$270.8		$767.9

See accompanying notes to condensed consolidated financial statements beginning on page 9.

ARMSTRONG HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
Unaudited

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss) earnings	$(514.8)	$93.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net	593.8	—
Depreciation and amortization	100.9	114.5
Reversal of loss on expected disposal of discontinued operations	—	(31.4)
Loss on sale of businesses, net	—	0.9
Deferred income taxes	5.5	24.6
Equity (earnings) from affiliates, net	(18.1)	(13.5)
Chapter 11 reorganization costs, net	19.1	6.2
Chapter 11 reorganization payments	(17.0)	(9.9)
Restructuring and reorganization charges	2.1	3.0
Restructuring and reorganization payments	(1.2)	(9.3)
Impairment of long-lived assets	—	8.4
Recoveries for asbestos-related claims, net	16.0	32.2
Charge for asbestos liability, net	—	22.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
Increase in receivables	(74.0)	(26.6)
(Increase)/decrease in inventories	32.8	(83.9)
(Increase)/decrease in other current assets	(9.8)	9.7
Increase in other noncurrent assets and prepaid pension costs	(32.4)	(49.3)
Increase in accounts payable and accrued expenses	40.8	49.0
Increase in income taxes payable	0.2	28.6
Increase in other long-term liabilities	11.6	7.0
Other, net	(5.0)	8.9

Net cash provided by operating activities	150.5	184.7

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(79.6)	(79.7)
Acquisitions, net of cash acquired	—	(5.6)
Distributions from equity affiliates	15.0	13.5
Proceeds from the sale of assets	3.3	5.7

Net cash used for investing activities	(61.3)	(66.1)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	1.6	(6.8)
Payments of long-term debt	(2.5)	(11.4)
Purchase of common stock for the treasury, net	—	(0.2)
Other, net	(0.6)	(3.1)

Net cash used for financing activities	(1.5)	(21.5)

Effect of exchange rate changes on cash and cash equivalents	4.8	(0.7)

Net increase in cash and cash equivalents	$92.5	$96.4
Cash and cash equivalents at beginning of period	277.4	159.1

Cash and cash equivalents at end of period	$369.9	$255.5

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as “Armstrong”. Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as “AHI”) is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI’s subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Operating results for the third quarter and first nine months of 2002 and the corresponding periods of 2001 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by AHI’s independent public accountants in accordance with established professional standards and procedures for a limited review of interim financial information. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of AHI and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”. All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-025, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” effective January 1, 2002, AHI has reclassified $0.4 million and $1.2 million from selling, general and administrative expenses to a reduction of net sales for the third quarter and first nine months of 2001, respectively.

Effective January 1, 2002, AHI adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In the second quarter of 2002, AHI completed an assessment of goodwill and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 7 for further information.

Effective January 1, 2002, AHI adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which provides guidance on the accounting for the impairment or disposal of long-lived assets. AHI’s current results of operations and financial position have not been affected.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2001, which includes the accounts of AHI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings.

NOTE 2.  CHAPTER 11 REORGANIZATION
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization (“POR”) with the Court. The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. The POR is available on a new Web site, www.armstrongplan.com, where additional information will be posted as it becomes available. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust will be developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:
•
Available Cash (cash available on the effective date of the POR after reserving $100 million to fund ongoing operations and making provisions for certain required payments under the POR, as well as any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR)

•	New Notes of reorganized AWI with a term of 5 to 10 years
•	Substantially all of the outstanding common stock of reorganized AWI
The total amount of New Notes will be the greater of (i) $1.125 billion less Available Cash, or (ii) $775 million.

The POR provides that each unsecured creditor will receive its pro rata share of:
•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of Available Cash and New Notes,
•
60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of New Notes in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and New Notes.
The remaining amount of new common stock, Available Cash, and New Notes will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $5 million in cash (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the warrants would all be measured from the effective date of the POR. The Warrants:
•	Would comprise 5% of the common stock of reorganized AWI on a fully diluted basis:
•	Would have a 7-year exercisable term; and
•
Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are expected to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI’s Plan of Liquidation (see discussion below) is approved. If the shareholders of AHI do not approve AHI’s Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

AHI’s Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI’s unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders of AHI must approve AHI’s Plan of Liquidation within one year after the occurrence of the effective date under the POR. If the AHI shareholders do not approve AHI’s Plan of Liquidation within this time frame, then AHI will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI’s Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
In connection with the consummation of the POR, AWI will effectuate a “division” under the Pennsylvania Business Corporation Law. Under the division, reorganized AWI will separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business.

Next Steps in the Chapter 11 Process
A disclosure statement with respect to the POR will be filed with the Court for approval. After the disclosure statement is approved by the Court, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to its confirmation in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed. The timing of AWI’s emergence from Chapter 11 remains uncertain.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). The Companies’ securities are expected to resume trading in alternative markets.

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the fourth quarter of 2002. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.1 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation.

All asbestos-related personal injury claims will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI’s financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI’s investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of September 30, 2002, AWI had no outstanding debt borrowings under its DIP Facility and AWI had $205.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of September 30, 2002, AWI had approximately $24.7 million in letters of credit which were issued pursuant to the DIP Facility. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 3 for detail of the liabilities subject to compromise at September 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first nine months of 2002 and 2001:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(amounts in millions)
Professional fees	$22.5	$17.2
Interest income, post petition	(2.7)	(4.0)
Reductions to prepetition liabilities	(0.9)	(2.0)
Termination of prepetition lease obligation	—	(5.9)
Other expense directly related to bankruptcy, net	0.2	0.9

Total Chapter 11 reorganization costs, net	$19.1	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements. However, no such material changes have occurred to the amounts and classifications in the September 30, 2002 financial statements.

NOTE 3.  LIABILITIES SUBJECT TO COMPROMISE
As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated a range for the asbestos-related personal injury liability AWI would most likely be subject to during the following six years, based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries of the plaintiffs, the number of cases pending against AWI and the status and results of broad-based settlement discussions. This range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s liability. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles. The Chapter 11 process will address AWI’s total liability for asbestos-related personal injury claims, which AWI never believed it could accurately estimate. There are significant differences between the way asbestos-related personal injury claims may be addressed in the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liability for asbestos-related personal injury claims. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements. See Note 10 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
	(amounts in millions)
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	690.6	690.6
Prepetition trade payables	52.8	52.2
Prepetition other payables and accrued interest	55.7	56.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$2,357.5	$2,357.6

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4.  SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in millions)
Net sales to external customers
Resilient Flooring	$314.6	$303.2	$899.0	$902.6
Building Products	225.8	214.9	626.4	637.4
Wood Flooring	180.3	158.9	531.2	487.9
Cabinets	56.7	55.8	179.5	170.2
Textiles and Sports Flooring	68.6	72.1	182.7	200.9

Total sales to external customers	$846.0	$804.9	$2,418.8	$2,399.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in millions)
Segment operating income (loss)
Resilient Flooring	$21.5	$29.2	$61.1	$77.1
Building Products	34.6	31.1	81.8	75.3
Wood Flooring	10.0	(4.9)	37.2	8.8
Cabinets	(0.3)	3.1	3.5	13.2
Textiles and Sports Flooring	(1.1)	(7.2)	(3.3)	(1.3)
All Other	0.5	0.2	1.9	0.7

Total segment operating income	65.2	51.5	182.2	173.8
Charge for asbestos liability, net	—	(16.0)	—	(22.0)
Unallocated Corporate (expense)	(12.8)	(2.6)	(33.7)	(13.5)

Total consolidated operating income	$52.4	$32.9	$148.5	$138.3

	September 30, 2002	December 31, 2001
	(amounts in millions)
Segment assets
Resilient Flooring	$916.2	$855.3
Building Products	537.3	527.0
Wood Flooring	639.1	1,260.6
Cabinets	117.2	108.0
Textiles and Sports Flooring	204.1	177.8
All Other	18.2	16.3

Total segment assets	2,432.1	2,945.0
Assets not assigned to segments	1,211.8	1,093.1

Total consolidated assets	$3,643.9	$4,038.1

The decrease in the assets of the Wood Flooring segment is primarily due to the $590.0 million goodwill impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 7 for further details.

NOTE 5.  DISCONTINUED OPERATIONS

In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of AHI and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”. All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI recorded a pre-tax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment’s net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 – “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was also recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

During the second quarter of 2001, AHI also recorded a pre-tax loss of $0.9 million related to its 2000 divestiture of its Insulation Products segment, resulting from certain post-closing adjustments.

NOTE 6.  INVENTORIES

	September 30, 2002	December 31, 2001
	(amounts in millions)
Finished goods	$267.7	$269.6
Goods in process	59.2	45.8
Raw materials and supplies	168.5	182.9
Less LIFO and other reserves	(66.1)	(55.2)

Total inventories, net	$429.3	$443.1

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS
Effective January 1, 2002, AHI adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, AHI had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, AHI completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than its carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

The following table represents the changes in goodwill since December 31, 2001.

	January 1, 2002	Adjustments, net(1)	Impairments	September 30, 2002
	(amounts in millions)
Goodwill by segment
Resilient Flooring	$82.9	$1.1	—	$84.0
Building Products	10.1	1.0	—	11.1
Wood Flooring	717.2	—	$(590.0)	127.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$822.8	$2.1	$(590.0)	$234.9

(1)    Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, AHI had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to AHI’s intangible assets as of September 30, 2002.

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
	(amounts in millions)
Amortized intangible assets
Computer software	$96.4	$40.1
Land use rights and other	3.6	0.7

Total	$100.0	$40.8

Unamortized intangible assets
Trademarks and brand names	$29.0

Total intangible assets	$129.0

Aggregate Amortization Expense
For the nine months ended September 30, 2002	$10.4

 The annual amortization expense expected for the years 2002 through 2006 is as follows:

2002	$14.9
2003	14.6
2004	12.6
2005	10.8
2006	7.1

Comparison to prior year “As Adjusted”
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions except per share amounts)
Reported net income (loss)	$29.4	$41.2	$(514.8)	$93.6
Add back: Goodwill amortization	—	5.7	—	17.1
Add back: Trademark and brand names amortization	—	0.2	—	0.6

Adjusted net income (loss)	$29.4	$47.1	$(514.8)	$111.3

Basic net earnings (loss) per share:
Reported net income (loss)	$0.73	$1.02	$(12.71)	$2.32
Goodwill amortization	—	0.14	—	0.42
Trademark and brand names amortization	—	—	—	0.01

Adjusted net income (loss)	$0.73	$1.16	$(12.71)	$2.75

Diluted net earnings (loss) per share:
Reported net income (loss)	$0.72	$1.01	$(12.71)	$2.29
Goodwill amortization	—	0.14	—	0.42
Trademark and brand names amortization	—	—	—	0.01

Adjusted net income (loss)	$0.72	$1.15	$(12.71)	$2.72

NOTE 8.    RESTRUCTURING AND OTHER ACTIONS
The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2002 and 2001. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
	(amounts in millions)
2002	$8.9	$(1.2)	$2.3	$(0.6)	$0.3	$9.7
2001	22.2	(9.3)	4.1	(2.7)	(6.2)	8.1

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $2.2 million restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $5.4 million restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

In the second quarter of 2001, a $1.1 million reversal was recorded related to a formerly occupied building for which AHI no longer believes it will incur any additional costs. In addition, $0.2 million of the remaining accrual for the first quarter 2001 reorganization was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by AHI.

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

The amount in “other” for 2002 is primarily related to foreign currency translation. In 2001, the amount in “other” is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The 2001 remaining amount in “other” is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2002 relates to rental commitments for unused space under the terms of a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2003.

NOTE 9.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2002	2001
	(amounts in millions)
Interest paid	$4.2	$3.6
Income taxes paid, net	$35.9	$2.1

NOTE 10.    LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2001 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s asbestos-related personal injury claims. Therefore, AWI is unable to accurately predict what the Chapter 11 process will determine is AWI’s total liability and AWI is unable to reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at September 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center’s motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related Property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2002. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and has not yet been rescheduled. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of September 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at September 30, 2002, approximately $35.6 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of September 30, 2002 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during the first nine months of 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Many uncertainties exist about the financial impact of AWI’s involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI’s total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could also be material to the financial statements.

ENVIRONMENTAL LIABILITIES
Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the fourth quarter of 2002.

Estimates of Armstrong’s future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $16.1 million at September 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the September 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period.

PATENT INFRINGEMENT CLAIMS
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations and therefore has not recorded any liability related to this matter.

DEPARTMENT OF LABOR DISCUSSIONS
Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is considering challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS
Additionally, AHI, through AWI and AWI’s subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

NOTE 11.    ACQUISITIONS
During the first nine months of 2001, AHI spent $5.6 million to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE	12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.
The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

NOTE 13.    EARNINGS PER SHARE
The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares and the effect of dilutive stock options. Earnings per share components may not add due to rounding.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2002, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 22, 2002, on the consolidated financial statements of Armstrong Holdings, Inc., and subsidiaries as of and for the year ended December 31, 2001, contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2001, does not include any adjustments that might result from the outcome of these uncertainties.

/s/    KPMG LLP

Philadelphia, Pennsylvania
November 8, 2002

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$846.0	$804.9	$2,418.8	$2,399.0
Cost of goods sold	640.4	605.7	1,811.4	1,782.1

Gross profit	205.6	199.2	607.4	616.9

Selling, general and administrative expenses	160.0	150.2	474.9	450.0
Charge for asbestos liability, net	—	16.0	—	22.0
Restructuring and reorganization charges (reversals), net	(0.6)	(1.1)	2.1	3.0
Goodwill amortization	—	5.7	—	17.1
Equity (earnings) from affiliates, net	(6.2)	(4.5)	(18.1)	(13.5)

Operating income	52.4	32.9	148.5	138.3
Interest expense (unrecorded contractual interest of $24.9, $25.0, $74.4, and $74.7)	3.7	3.3	10.5	10.2
Other non-operating expense	0.8	3.6	2.4	8.7
Other non-operating income	(1.2)	(2.3)	(3.4)	(8.1)
Chapter 11 reorganization costs, net	6.6	3.7	19.1	6.2

Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle	42.5	24.6	119.9	121.3
Income tax expense	13.1	10.3	40.9	47.3

Earnings from continuing operations before cumulative effect of a change in accounting principle	29.4	14.3	79.0	74.0
Cumulative effect of a change in accounting principle, net of tax of $2.2	—	—	(593.8)	—

Earnings (loss) from continuing operations	$29.4	$14.3	$(514.8)	$74.0

Net loss on sale of discontinued business, net of tax of $0.0	—	(0.2)	—	(1.1)
Net loss on expected disposal of discontinued operations, net of tax of $0.0	—	—	—	(3.3)
Net reversal of income on discontinued operations no longer to be disposed, net of tax of $10.7	—	27.1	—	24.0

Earnings from discontinued operations	—	26.9	—	19.6

Net earnings (loss)	$29.4	$41.2	$(514.8)	$93.6

See accompanying notes to condensed consolidated financial statements beginning on page 32.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions except share data)

	Unaudited
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$369.9	$277.4
Accounts and notes receivable, net	403.3	316.5
Inventories, net	429.3	443.1
Deferred income taxes	14.0	11.5
Other current assets	75.9	64.1

Total current assets	1,292.4	1,112.6
Property, plant and equipment, less accumulated depreciation and amortization of $1,238.1 and $1,143.3, respectively	1,277.8	1,278.6
Insurance receivable for asbestos-related liabilities, noncurrent	174.1	192.1
Prepaid pension costs	426.9	392.9
Investment in affiliates	42.8	39.6
Goodwill, net	234.9	822.8
Other intangibles, net	88.2	94.1
Other noncurrent assets	106.8	105.4

Total assets	$3,643.9	$4,038.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$22.3	$18.9
Current installments of long-term debt	6.6	6.1
Accounts payable and accrued expenses	354.9	298.6
Short term amounts due to affiliates	9.5	8.4
Income taxes	41.4	41.0

Total current liabilities	434.7	373.0

Liabilities subject to compromise	2,362.1	2,362.2
Long-term debt, less current installments	49.7	50.3
Postretirement and postemployment benefit liabilities	251.5	244.4
Pension benefit liabilities	168.5	148.9
Other long-term liabilities	85.1	84.9
Deferred income taxes	26.4	18.4
Minority interest in subsidiaries	9.4	8.8

Total noncurrent liabilities	2,952.7	2,917.9
Shareholder’s equity:
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	173.2	173.2
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Retained earnings	725.1	1,239.9
Accumulated other comprehensive loss	(23.0)	(47.1)
Less common stock in treasury, at cost 2002 and 2001—11,393,170 shares	(528.5)	(528.5)

Total shareholder’s equity	256.5	747.2

Total liabilities and shareholder’s equity	$3,643.9	$4,038.1

See accompanying notes to condensed consolidated financial statements beginning on page 32.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(amounts in millions except per share data)
Unaudited

	2002		2001
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and September 30	$173.2		$173.4

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings:
Balance at beginning of year	$1,239.9		$1,147.1
Net earnings (loss) for the nine months	(514.8)	$(514.8)	93.6	$93.6

Balance at September 30	$725.1		$1,240.7

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(47.1)		$(45.2)
Foreign currency translation adjustments	22.7		5.6
Derivative gain (loss), net	4.8		(3.6)
Investment impairment	—		2.0
Minimum pension liability adjustments	(3.4)		(0.8)

Total other comprehensive income	24.1	24.1	3.2	3.2

Balance at September 30	$(23.0)		$(42.0)

Comprehensive income (loss)		$(490.7)		$96.8

Less treasury stock at cost:
Balance at beginning of year and September 30	$528.5		$528.5

Total shareholder’s equity	$256.5		$753.3

See accompanying notes to condensed consolidated financial statements beginning on page 32.

ARMSTRONG WORLD INDUSTRIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
Unaudited

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss) earnings	$(514.8)	$93.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net	593.8	—
Depreciation and amortization	100.9	114.5
Reversal of loss on expected disposal of discontinued operations	—	(31.4)
Loss on sale of businesses, net	—	0.9
Deferred income taxes	5.5	24.6
Equity (earnings) from affiliates, net	(18.1)	(13.5)
Chapter 11 reorganization costs, net	19.1	6.2
Chapter 11 reorganization payments	(17.0)	(9.9)
Restructuring and reorganization charges	2.1	3.0
Restructuring and reorganization payments	(1.2)	(9.3)
Impairment of long-lived assets	—	8.4
Recoveries for asbestos-related claims, net	16.0	32.2
Charge for asbestos liability, net	—	22.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
Increase in receivables	(74.0)	(26.6)
(Increase)/decrease in inventories	32.8	(83.9)
(Increase)/decrease in other current assets	(9.8)	9.7
Increase in other noncurrent assets and prepaid pension costs	(32.4)	(49.3)
Increase in accounts payable and accrued expenses	40.8	49.0
Increase in income taxes payable	0.2	28.6
Increase in other long-term liabilities	11.6	7.0
Other, net	(5.0)	8.9

Net cash provided by operating activities	150.5	184.7

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(79.6)	(79.7)
Acquisitions, net of cash acquired	—	(5.6)
Distributions from equity affiliates	15.0	13.5
Proceeds from the sale of assets	3.3	5.7

Net cash used for investing activities	(61.3)	(66.1)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	1.6	(6.8)
Payments of long-term debt	(2.5)	(11.4)
Purchase of common stock for the treasury, net	—	(0.2)
Other, net	(0.6)	(3.1)

Net cash used for financing activities	(1.5)	(21.5)

Effect of exchange rate changes on cash and cash equivalents	4.8	(0.7)

Net increase in cash and cash equivalents	$92.5	$96.4
Cash and cash equivalents at beginning of period	277.4	159.1

Cash and cash equivalents at end of period	$369.9	$255.5

See accompanying notes to condensed consolidated financial statements beginning on page 32.

Armstrong World Industries Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as “Armstrong”. Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as “AHI”) is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI’s subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Operating results for the third quarter and first nine months of 2002 and the corresponding periods of 2001 included in this report are unaudited. Certain prior year amounts have been reclassified to conform to the current year presentation.

In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of Armstrong and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”. All prior periods have been reclassified to conform to the current presentation. See Note 5 for further information.

In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-025, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” effective January 1, 2002, Armstrong has reclassified $0.4 million and $1.2 million from selling, general and administrative expenses to a reduction of net sales for the third quarter and first nine months of 2001, respectively.

Effective January 1, 2002, Armstrong adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In the second quarter of 2002, Armstrong completed an assessment of goodwill and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 7 for further information.

Effective January 1, 2002, Armstrong adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which provides guidance on the accounting for the impairment or disposal of long-lived assets. Armstrong’s current results of operations and financial position have not been affected.

The accounting policies used in preparing these statements are the same as those used in preparing Armstrong’s consolidated financial statements for the year ended December 31, 2001, which includes the accounts of Armstrong and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Armstrong’s Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings.

NOTE 2.  CHAPTER 11 REORGANIZATION
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization (“POR”) with the Court. The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. The POR is available on a new Web site, www.armstrongplan.com, where additional information will be posted as it becomes available. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust will be developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:
•
Available Cash (cash available on the effective date of the POR after reserving $100 million to fund ongoing operations and making provisions for certain required payments under the POR, as well as any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR)

•	New Notes of reorganized AWI with a term of 5 to 10 years
•	Substantially all of the outstanding common stock of reorganized AWI
The total amount of New Notes will be the greater of (i) $1.125 billion less Available Cash, or (ii) $775 million.

The POR provides that each unsecured creditor will receive its pro rata share of:
•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of Available Cash and New Notes,
•
60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of New Notes in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and New Notes.
The remaining amount of new common stock, Available Cash, and New Notes will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $5 million in cash (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the warrants would all be measured from the effective date of the POR. The Warrants:
•	Would comprise 5% of the common stock of reorganized AWI on a fully diluted basis:
•	Would have a 7-year exercisable term; and
•
Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are expected to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI’s Plan of Liquidation (see discussion below) is approved. If the shareholders of AHI do not approve AHI’s Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

AHI’s Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI’s unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders of AHI must approve AHI’s Plan of Liquidation within one year after the occurrence of the effective date under the POR. If the AHI shareholders do not approve AHI’s Plan of Liquidation within this time frame, then AHI will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI’s Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
In connection with the consummation of the POR, AWI will effectuate a “division” under the Pennsylvania Business Corporation Law. Under the division, reorganized AWI will separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business.

Next Steps in the Chapter 11 Process
A disclosure statement with respect to the POR will be filed with the Court for approval. After the disclosure statement is approved by the Court, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to its confirmation in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed. The timing of AWI’s emergence from Chapter 11 remains uncertain.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). The Companies’ securities are expected to resume trading in alternative markets.

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the fourth quarter of 2002. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.1 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. All asbestos-related personal injury claims will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI’s financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI’s investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of September 30, 2002, AWI had no outstanding debt borrowings under its DIP Facility and AWI had $205.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of September 30, 2002, AWI had approximately $24.7 million in letters of credit which were issued pursuant to the DIP Facility. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 3 for detail of the liabilities subject to compromise at September 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first nine months of 2002 and 2001:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(amounts in millions)
Professional fees	$22.5	$17.2
Interest income, post petition	(2.7)	(4.0)
Reductions to prepetition liabilities	(0.9)	(2.0)
Termination of prepetition lease obligation	—	(5.9)
Other expense directly related to bankruptcy, net	0.2	0.9

Total Chapter 11 reorganization costs, net	$19.1	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements. However, no such material changes have occurred to the amounts and classifications in the September 30, 2002 financial statements.

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE
As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. Prior to its Chapter 11 Filing, AWI estimated a range for the asbestos-related personal injury liability AWI would most likely be subject to during the following six years, based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries of the plaintiffs, the number of cases pending against AWI and the status and results of broad-based settlement discussions. This range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s liability. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles. The Chapter 11 process will address AWI’s total liability for asbestos-related personal injury claims, which AWI never believed it could accurately estimate. There are significant differences between the way asbestos-related personal injury claims may be addressed in the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liability for asbestos-related personal injury claims. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements. See Note 10 for further discussion of AWI’s asbestos liability.

Liabilities subject to compromise at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
	(amounts in millions)
Debt (at face value)	$1,400.7	$1,400.7
Asbestos-related liability	690.6	690.6
Prepetition trade payables	52.8	52.2
Prepetition other payables and accrued interest	55.7	56.4
Amounts due to affiliates	4.6	4.6
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$2,362.1	$2,362.2

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 4.  SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in millions)
Net sales to external customers
Resilient Flooring	$314.6	$303.2	$899.0	$902.6
Building Products	225.8	214.9	626.4	637.4
Wood Flooring	180.3	158.9	531.2	487.9
Cabinets	56.7	55.8	179.5	170.2
Textiles and Sports Flooring	68.6	72.1	182.7	200.9

Total sales to external customers	$846.0	$804.9	$2,418.8	$2,399.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in millions)
Segment operating income (loss)
Resilient Flooring	$21.5	$29.2	$61.1	$77.1
Building Products	34.6	31.1	81.8	75.3
Wood Flooring	10.0	(4.9)	37.2	8.8
Cabinets	(0.3)	3.1	3.5	13.2
Textiles and Sports Flooring	(1.1)	(7.2)	(3.3)	(1.3)
All Other	0.5	0.2	1.9	0.7

Total segment operating income	65.2	51.5	182.2	173.8
Charge for asbestos liability, net	—	(16.0)	—	(22.0)
Unallocated Corporate (expense)	(12.8)	(2.6)	(33.7)	(13.5)

Total consolidated operating income	$52.4	$32.9	$148.5	$138.3

	September 30, 2002	December 31, 2001
	(amounts in millions)
Segment assets
Resilient Flooring	$916.2	$855.3
Building Products	537.3	527.0
Wood Flooring	639.1	1,260.6
Cabinets	117.2	108.0
Textiles and Sports Flooring	204.1	177.8
All Other	18.2	16.3

Total segment assets	2,432.1	2,945.0
Assets not assigned to segments	1,211.8	1,093.1

Total consolidated assets	$3,643.9	$4,038.1

The decrease in the assets of the Wood Flooring segment is primarily due to the $590.0 million goodwill impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 7 for further details.

NOTE 5.  DISCONTINUED OPERATIONS
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business, the changed cash needs of Armstrong and a review of our European strategy. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 – “Accounting for Discontinued Operations Subsequently Retained”. All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, Armstrong recorded a pre-tax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. Armstrong also recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment’s net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, Armstrong concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 – “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which Armstrong anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was also recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

During the second quarter of 2001, Armstrong also recorded a pre-tax loss of $0.9 million related to its 2000 divestiture of its Insulation Products segment, resulting from certain post-closing adjustments.

NOTE 6. INVENTORIES

	September 30, 2002	December 31, 2001
	(amounts in millions)
Finished goods	$267.7	$269.6
Goods in process	59.2	45.8
Raw materials and supplies	168.5	182.9
Less LIFO and other reserves	(66.1)	(55.2)

Total inventories, net	$429.3	$443.1

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Effective January 1, 2002, Armstrong adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, Armstrong had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, Armstrong completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment’s fair value being lower than its carrying value. The Wood Flooring segment’s fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

The following table represents the changes in goodwill since December 31, 2001.

	January 1, 2002	Adjustments, net(1)	Impairments	September 30, 2002
	(amounts in millions)
Goodwill by segment
Resilient Flooring	$82.9	$1.1	—	$84.0
Building Products	10.1	1.0	—	11.1
Wood Flooring	717.2	—	$(590.0)	127.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$822.8	$2.1	$(590.0)	$234.9

(1)  Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, Armstrong had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring’s trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to Armstrong’s intangible assets as of September 30, 2002.

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
	(amounts in millions)
Amortized intangible assets
Computer software	$96.4	$40.1
Land use rights and other	3.6	0.7

Total	$100.0	$40.8

Unamortized intangible assets
Trademarks and brand names	$29.0

Total intangible assets	$129.0

Aggregate Amortization Expense
For the nine months ended September 30, 2002	$10.4

The annual amortization expense expected for the years 2002 through 2006 is as follows:

2002	$14.9
2003	14.6
2004	12.6
2005	10.8
2006	7.1

Comparison to prior year “As Adjusted”
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in millions)
Reported net income (loss)	$29.4	$41.2	$(514.8)	$93.6
Add back: Goodwill amortization	—	5.7	—	17.1
Add back: Trademark and brand names amortization	—	0.2	—	0.6

Adjusted net income (loss)	$29.4	$47.1	$(514.8)	$111.3

NOTE 8.  RESTRUCTURING AND OTHER ACTIONS
The following table summarizes activity in the reorganization and restructuring accruals for the first nine months of 2002 and 2001. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Charges	Reversals	Other	Ending Balance
	(amounts in millions)
2002	$8.9	$(1.2)	$2.3	$(0.6)	$0.3	$9.7
2001	22.2	(9.3)	4.1	(2.7)	(6.2)	8.1

A $0.5 million restructuring charge was recorded in the first quarter of 2002. The charge related to severance benefits for eleven employees in the Textiles and Sports Flooring segment, to reflect staffing needs for current business conditions and continued efforts initiated in the fourth quarter of 2001.

A $2.2 million restructuring charge was recorded in the second quarter of 2002. The charge primarily related to severance benefits for approximately 120 employees in the European Resilient Flooring business due to a slow European economy and a consolidation of worldwide research and development activities. Of the $2.2 million, $0.4 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as an increase to pension benefit liabilities.

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary.

A $5.4 million restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

In the second quarter of 2001, a $1.1 million reversal was recorded related to a formerly occupied building for which Armstrong no longer believes it will incur any additional costs. In addition, $0.2 million of the remaining accrual for the first quarter 2001 reorganization was reversed, comprising certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong.

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

The amount in “other” for 2002 is primarily related to foreign currency translation. In 2001, the amount in “other” is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 2 for further discussion. The 2001 remaining amount in “other” is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of September 30, 2002 relates to rental commitments for unused space under the terms of a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2003.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2002	2001
	(amounts in millions)
Interest paid	$4.2	$3.6
Income taxes paid, net	$35.9	$2.1

NOTE 10.  LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2001 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s asbestos-related personal injury claims. Therefore, AWI is unable to accurately predict what the Chapter 11 process will determine is AWI’s total liability and AWI is unable to reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at September 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center’s motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related Property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2002. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and has not yet been rescheduled. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of September 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at September 30, 2002, approximately $35.6 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of September 30, 2002 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during the first nine months of 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Many uncertainties exist about the financial impact of AWI’s involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI’s total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could also be material to the financial statements.

ENVIRONMENTAL LIABILITIES
Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the fourth quarter of 2002.

Estimates of Armstrong’s future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $16.1 million at September 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the September 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period.

PATENT INFRINGEMENT CLAIMS
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations and therefore has not recorded any liability related to this matter.

DEPARTMENT OF LABOR DISCUSSIONS
Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is considering challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS
Additionally, Armstrong is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, Armstrong does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

NOTE 11.  ACQUISITIONS
During the first nine months of 2001, Armstrong spent $5.6 million to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

NOTE	12. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.
The difference between the condensed consolidated financial statements is primarily due to stock activity and intercompany transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis corresponds to AHI financial statements. Since there are no material differences between the financial statements of AHI and Armstrong, the following discussion and analysis pertains to both AHI and Armstrong.

Proceedings under Chapter 11
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux,” and together with AWI and Nitram, the “Debtors”). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the “Chapter 11 Case”).

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization (“POR”) with the Court. The POR has been endorsed by AHI’s Board of Directors and is supported by the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee and the Future Claimants’ Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims. The POR excludes Armstrong’s Nitram and Desseaux subsidiaries. The POR is available on a new Web site, www.armstrongplan.com, where additional information will be posted as it becomes available. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the “524(g) injunction” to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include reorganized AWI, AHI, AWI’s affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust will be developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI’s rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:
•
Available Cash (cash available on the effective date of the POR after reserving $100 million to fund ongoing operations and making provisions for certain required payments under the POR, as well as any cash drawn, at AWI’s sole discretion, under an exit finance facility for the purpose of funding distributions under the POR)

•	New Notes of reorganized AWI with a term of 5 to 10 years
•	Substantially all of the outstanding common stock of reorganized AWI
The total amount of New Notes will be the greater of (i) $1.125 billion less Available Cash, or (ii) $775 million.

The POR provides that each unsecured creditor will receive its pro rata share of:
•	34.43% of the new common stock,
•	34.43% of the first $1.05 billion of Available Cash and New Notes,
•
60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of New Notes in an amount equal to the difference between $50 million and the amount of such Available Cash, and

•	34.43% of the remaining amount of Available Cash and New Notes.
The remaining amount of new common stock, Available Cash, and New Notes will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as “convenience creditors” and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims will be channeled to a separate trust (“Asbestos PD Trust”) under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $5 million in cash (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the “Warrants”). The terms of the warrants would all be measured from the effective date of the POR. The Warrants:
•	Would comprise 5% of the common stock of reorganized AWI on a fully diluted basis:
•	Would have a 7-year exercisable term; and
•
Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, and which will be set forth in the Court-approved disclosure statement for the POR.

The Warrants are expected to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI’s shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI’s Plan of Liquidation (see discussion below) is approved. If the shareholders of AHI do not approve AHI’s Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

AHI’s Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI’s unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders of AHI must approve AHI’s Plan of Liquidation within one year after the occurrence of the effective date under the POR. If the AHI shareholders do not approve AHI’s Plan of Liquidation within this time frame, then AHI will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI’s Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
In connection with the consummation of the POR, AWI will effectuate a “division” under the Pennsylvania Business Corporation Law. Under the division, reorganized AWI will separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business.

Next Steps in the Chapter 11 Process
A disclosure statement with respect to the POR will be filed with the Court for approval. After the disclosure statement is approved by the Court, the POR will be submitted to the appropriate parties in interest in AWI’s Chapter 11 Case for voting. Implementation of the POR is subject to its confirmation in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed. The timing of AWI’s emergence from Chapter 11 remains uncertain.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). The Companies’ securities are expected to resume trading in alternative markets.

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the fourth quarter of 2002. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.1 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.8 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution (the “Center”). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. All asbestos-related personal injury claims will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 10 of the condensed consolidated financial statements.

Approximately 600 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI’s history of property damage litigation prior to the Chapter 11 filing is described in Note 10 of the condensed consolidated financial statements.

Approximately 1,700 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be in excess of amounts presently recorded by AWI and will be material to AWI’s financial position and the results of its operations. However, AWI is not able to determine a range of possible liability with any reasonable degree of accuracy, due to the uncertainties of the Chapter 11 process, the in-progress state of AWI’s investigation of submitted claims and the lack of documentation submitted in support of many claims.

Financing
On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its debtor-in-possession credit facility (the “DIP Facility”) from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of September 30, 2002, AWI had no outstanding debt borrowings under its DIP Facility and AWI had $205.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. As of September 30, 2002, AWI had approximately $24.7 million in letters of credit which were issued pursuant to the DIP Facility. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying condensed consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See Note 3 for detail of the liabilities subject to compromise at September 30, 2002 and December 31, 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 10 for further discussion of AWI’s asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities in the first nine months of 2002 and 2001:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(amounts in millions)
Professional fees	$22.5	$17.2
Interest income, post petition	(2.7)	(4.0)
Reductions to prepetition liabilities	(0.9)	(2.0)
Termination of prepetition lease obligation	—	(5.9)
Other expense directly related to bankruptcy, net	0.2	0.9

Total Chapter 11 reorganization costs, net	$19.1	$6.2

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments of cash by AWI subsequent to the Filing.

Reductions to prepetition liabilities represent the difference between the prepetition invoiced amount and the actual cash payment made to certain vendors due to negotiated settlements. These payments of prepetition obligations were made pursuant to authority granted by the Court.

Termination of prepetition lease obligation represents the reversal of an accrual for future lease payments for office space in the U.S. that AWI will not pay due to the termination of the lease contract. This amount was previously accrued in the third quarter of 2000 as part of a restructuring charge when the decision to vacate the premises was made.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Further, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements. However, no such material changes have occurred to the amounts and classifications in the September 30, 2002 financial statements.

Employee Relations
AHI has approximately 5,400 employees represented by labor unions in the United States. This count includes all hourly production employees at company plants and warehouses where labor unions exist, regardless of whether or not the employees actually pay union dues. As of the time of this filing, all of these employees are working under current collective bargaining agreements.

Financial Condition and Liquidity
Armstrong had cash and cash equivalents of $369.9 million at September 30, 2002. Working capital was $867.4 million as of September 30, 2002, $119.2 million higher than the $748.2 million recorded at the end of 2001. The increase in working capital was due to increases in cash and accounts receivable, offset by increases in accounts payable and accrued expenses. The ratio of current assets to current liabilities was 3.04 to 1 as of September 30, 2002, compared with 3.05 to 1 as of December 31, 2001.

Long-term debt, excluding debt subject to compromise, was $49.7 million, or 14.2% of total capital at September 30, 2002, compared with $50.3 million, or 6.0% of total capital, at the end of 2001. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at September 30, 2002 and December 31, 2001.

Net cash provided by operating activities for the nine months ended September 30, 2002, was $150.5 million compared to $184.7 million for the comparable period in 2001. The decrease in cash provided by operations was primarily due to lower operating income (excluding the 2001 charges for asbestos and goodwill amortization), tax payments, and lower insurance recoveries on asbestos-related claims, partially offset by favorable changes in working capital, primarily inventory balances.

Net cash used for investing activities was $61.3 million for the nine months ended September 30, 2002, compared to $66.1 million for the nine months ended September 30, 2001. The decrease was primarily due to $5.6 million of purchases in 2001 of some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment.

Net cash used for financing activities was $1.5 million for the nine months ended September 30, 2002 compared to $21.5 million for the nine months ended September 30, 2001. The decrease in cash used was primarily due to increases in short-term debt balances and lower payments of long-term debt.

AHI’s liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. Additionally, AHI had borrowing capabilities under the DIP Facility. There were no outstanding borrowings under the DIP Facility as of September 30, 2002 or December 30, 2001. As of September 30, 2002, AWI had approximately $24.7 million in letters of credit which were issued pursuant to the DIP Facility. On November 1, 2002, the Court announced it had approved AWI’s motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. AWI believes that the DIP Facility, together with cash on hand and generated from operations, will be adequate to address its foreseeable liquidity needs.

Asbestos-related Litigation
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2001 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s asbestos-related personal injury claims. Therefore, AWI is unable to accurately predict what the Chapter 11 process will determine is AWI’s total liability and AWI is unable to reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at September 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center’s motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related Property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2002. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and has not yet been rescheduled. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of September 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at September 30, 2002, approximately $35.6 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of September 30, 2002 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during the first nine months of 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Many uncertainties exist about the financial impact of AWI’s involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI’s total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could also be material to the financial statements.

New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes the accounting for an obligation associated with the retirement of tangible long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. While AHI is finalizing its review of this standard, adoption of this standard is not expected to have a material impact on AHI’s consolidated results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. The standard is effective for activities initiated after December 31, 2002. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at project initiation. The standard also establishes that the liability should be recorded at fair value. While AHI is finalizing its review of this standard, adoption of this standard is not expected to have a material impact on AHI’s consolidated results of operations or financial condition.

Consolidated Results
The following discussions of consolidated results are on a continuing operations basis.

Quarterly Comparison of 2002 and 2001
Net sales in the third quarter of 2002 of $846.0 million were 5.1% higher compared with net sales of $804.9 million in the third quarter of 2001. Resilient Flooring net sales increased 3.8%. Building Products net sales increased 5.1%. Wood Flooring net sales increased by 13.5%. Cabinets net sales increased by 1.6%. Textiles and Sports Flooring net sales decreased by 4.9%. Net sales increased in the Americas by 5.2%, in Europe by 4.8%, and in the Pacific Area by $1.5 million. Excluding the effects of favorable foreign exchange rates of $20.4 million, consolidated net sales increased by only 2.5%, with Europe net sales decreasing by 5.0% and Pacific Area net sales increasing by $0.9 million. (See Segment Results for further discussion.)

Operating income in the third quarter of 2002 was $52.4 million compared to $32.9 million in the third quarter of 2001. The third quarter 2001 included a $16.0 million non-cash charge related to management’s assessment of probable asbestos-related insurance asset recoveries, an $8.4 million impairment charge related to an evaluation of fixed assets of the Textiles and Sports Flooring segment and $5.7 million of goodwill amortization. As a result of adopting FAS 142 effective January 1, 2002, goodwill amortization is no longer amortizable. See Note 7 of the condensed consolidated financial statements for further discussion of FAS 142. After considering the affects of the asbestos charge, the impairment charge, and the goodwill amortization, operating income decreased $10.6 million primarily due to weak results in Europe, a $4.6 million decreased U. S. pension credit and higher medical costs, offset by increased net sales. The effects of foreign exchange rates reduced operating income in the third quarter of 2002 by approximately $0.4 million. (See Segment Results for further discussion.)

Cost of goods sold for the third quarter of 2002 was 75.7% of net sales, compared to 75.3% for the third quarter of 2001. The percent increase was primarily due to higher manufacturing and medical costs and a decreased U. S. pension credit, partially offset by lower raw material and energy costs. Costs of goods sold in 2001 also included the $8.4 million fixed asset impairment charge. While energy and hardwood lumber costs are lower than a year ago, these costs are beginning to rise. In order to address the impact of these cost increases, AHI pursues various initiatives to reduce resource consumption and adjust its product pricing in the market place. Additionally, AHI uses hedging contracts to minimize the cost volatility of natural gas.

SG&A expenses in the third quarter of 2002 were $160.0 million or 18.9% of net sales, compared to $150.2 million or 18.7% of net sales in the third quarter of 2001. The increase in SG&A was primarily due a decreased U. S. pension credit, increased professional fees, and non-restructuring severance costs, offset by lower selling and advertising expenses.

Armstrong also recorded a restructuring reversal of $0.6 million in the third quarter of 2002, which related to certain severance and benefit accruals that were no longer necessary. A net restructuring reversal of $1.1 million in the third quarter of 2001 resulted from a $1.4 million reversal related to certain severance and benefit accruals that were no longer necessary and a $0.3 million charge related to additional severance payments.

Interest expense of $3.7 million in the third quarter of 2002 was slightly higher than interest expense of $3.3 million in the third quarter of 2001 due to a higher net premium on foreign exchange hedging of intercompany loans. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $24.9 million and $25.0 million in the third quarter of 2002 and 2001, respectively.

Other non-operating expense was $0.8 million in the third quarter of 2002 compared to $3.6 million for the third quarter of 2001. The reduction was due to a $2.0 million impairment charge in 2001 of a note receivable related to a previous divestiture. Other non-operating income was $1.2 million in the third quarter of 2002 compared to $2.3 million for the third quarter of 2001. The reduction was due to lower foreign currency transaction gains.

Armstrong recorded $6.6 million of Chapter 11 reorganization costs, net in the third quarter of 2002 compared to a net expense of $3.7 million in the third quarter of 2001. See preceding section, “Proceedings under Chapter 11,” for further discussion.

The effective tax rate from continuing operations for the third quarter of 2002 was 30.8% versus 41.9% for the third quarter of 2001. This decrease was related to a reversal of certain tax reserves of $4.7 million due to the favorable settlement of tax audits and the elimination of the negative tax impact recorded in 2001 on goodwill amortization. These decreases were partially offset by an increase in nondeductible expenses, a decrease in foreign tax credit utilization due to lower foreign source income, an increase in valuation allowances against foreign net operating loss carryforwards and an increase in state taxes primarily related to certain benefits recorded in 2001. Germany recently announced its intent to implement tax reform proposals which could, among other things, significantly reduce the ability of companies to utilize tax losses against taxable profits. If enacted, these proposals may result in a material reduction to Armstrong’s deferred tax asset with respect to German tax loss carryforwards. Such proposals are not expected to be considered by the German government for approval until early 2003.

Earnings from continuing operations in the third quarter of 2002 were $29.4 million, or $0.72 per diluted share, compared to adjusted earnings from continuing operations (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $20.2 million, or $0.49 per diluted share, in the third quarter of 2001.

Net earnings were $29.4 million, or $0.72 per diluted share for the third quarter of 2002, compared to adjusted net earnings (excluding $5.9 million of amortization on goodwill and certain intangible assets) of $47.1 million, or $1.15 per diluted share in the third quarter of 2001.

Nine Months Ending September 30 Comparison of 2002 and 2001
Net sales for the first nine months of 2002 of $2,418.8 million were 0.8% higher compared with net sales of $2,399.0 million for the first nine months of 2001. Resilient Flooring net sales decreased 0.4%. Building Products net sales decreased by 1.7%. Wood Flooring net sales increased by 8.9%. Cabinets increased by 5.5%. Textiles and Sports Flooring decreased by 9.1%. Net sales in the Americas increased 2.2%. Excluding the effects of favorable foreign exchange rates of $18.8 million, consolidated net sales were consistent with 2001, with the increase in the Americas offset by Europe net sales decreasing by 6.1% and Pacific Area net sales decreasing by $0.7 million.

Operating income for the first nine months of 2002 was $148.5 million compared to $138.3 million for the first nine months of 2001. The first nine months of 2001 included a $22.0 million non-cash charge related to management’s assessment of probable asbestos-related insurance asset recoveries, an $8.4 million impairment charge related to an evaluation of fixed assets of the Textiles and Sports Flooring segment, and $17.1 million of goodwill amortization. As a result of adopting FAS 142 effective January 1, 2002, goodwill amortization is no longer amortizable. See Note 7 of the condensed consolidated financial statements for further discussion of FAS 142. After considering the affects of the asbestos charge, the impairment charge and the goodwill amortization, operating income decreased $37.3 million primarily due to weak results in Europe, a $13.7 million decreased U.S. pension credit, and higher medical costs, offset by increased net sales. The effects of foreign exchange rates reduced operating income in the first nine months of 2002 by approximately $0.8 million. (See Segment Results for further discussion.)

The 2002 cumulative effect of a change in accounting principle of $593.8 million (net of $2.2 million tax) or $14.66 per share, was due to a non-cash transitional impairment charge in accordance with FAS 142 as discussed in Note 7.

A net loss of $514.8 million, or $12.71 per share was recorded for the first nine months of 2002, compared to adjusted net earnings (excluding $17.7 million of amortization on goodwill and certain intangible assets) of $111.3 million, or $2.72 per diluted share in the first nine months of 2001.

Segment Results

Quarterly Comparison of 2002 and 2001
Resilient Flooring
Resilient Flooring net sales were $314.6 million and $303.2 million in the third quarter 2002 and 2001, respectively. This 3.8% increase primarily resulted from an increase in the Americas net sales of 3.7%, due to volume gains in laminate and improved product mix in commercial sheet and linoleum, partially offset by unfavorable product mix in certain residential products. Excluding the effects of favorable foreign exchange rates, Europe decreased 6.3%, primarily due to lower sales of linoleum products, while the Pacific Area increased $0.2 million.

Operating income of $21.5 million in the third quarter of 2002 compared to $29.2 million in the third quarter of 2001. This decrease was due to higher selling expenses, unfavorable price and mix in the Americas, higher manufacturing costs, and non-restructuring severance costs, partially offset by lower advertising expenses, sales volume gains in 2002 and a $1.4 million restructuring reversal in 2001.

Building Products
Building Products net sales of $225.8 million in the third quarter of 2002 increased from $214.9 million in the third quarter of 2001. Excluding the effects of favorable foreign exchange rates, net sales increased 1.8%, primarily due to favorable product mix partially offset by lower volume in the U.S. commercial market. Operating income increased $3.5 million to $34.6 million in the third quarter of 2002 due to increased net sales, lower energy costs, and lower selling expenses.

Wood Flooring
Wood Flooring net sales of $180.3 million in the third quarter of 2002 increased from net sales of $158.9 million in the third quarter of 2001. This 13.5% increase was driven primarily by increased volume and pricing in the independent channel.

Operating income of $10.0 million in the third quarter of 2002 compared to an operating loss of $4.9 million in the third quarter of 2001. Excluding $4.9 million of goodwill amortization expense recorded in the third quarter of 2001, there would have been nil operating income in the third quarter of 2001. The increase in operating income was driven by higher net sales, improved production efficiencies, lower lumber costs and lower selling expense, partially offset by a $1.0 million provision for an insurance deductible that related to a non-employee accident, $1.7 million of costs related to exiting a product line, and increased personnel and medical costs.

Cabinets
Cabinets net sales of $56.7 million in the third quarter of 2002 increased from net sales of $55.8 million in the third quarter of 2001 due primarily to increased volume. An operating loss of $0.3 million in the third quarter of 2002 compared to operating income of $3.1 million in the third quarter of 2001. Factors leading to the decrease in operating income were increases in costs for material, labor, and supply chain inefficiencies, management changes, and higher medical benefit costs.

Textiles and Sports Flooring
Textiles and Sports Flooring net sales of $68.6 million decreased in the third quarter of 2002 compared to $72.1 million in the third quarter of 2001. Excluding the effects of favorable foreign exchange rates, net sales decreased 13.8% due to the weak European market. An operating loss of $1.1 million in the third quarter of 2002 was incurred compared to an operating loss of $7.2 million in the third quarter of 2001. The change was primarily due to the 2001 fixed asset impairment charge of $8.4 million and the unfavorable impact of lower net sales.

All Other
The All Other segment contributed operating income of $0.5 million and $0.2 million for the third quarter of 2002 and 2001, respectively, reflecting the equity investment in Interface Solutions, Inc.

Unallocapted Corporate Expense
Unallocated corporate expense of $12.8 million in the third quarter of 2002 increased from $2.6 million in the third quarter of 2001 primarily due to a $4.6 million decreased U.S. pension credit, increased professional and advertising expenses, and management changes.

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, AHI and AWI (together referred to as “the Companies”) carried out an evaluation, under the supervision and with the participation of the Companies’ management, including the Companies’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies’ disclosure controls and procedures are effective.

There were no significant changes in the Companies’ internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

Part II - Other Information

Item 1.   Legal Proceedings

OVERVIEW OF ASBESTOS-RELATED LEGAL PROCEEDINGS
The following is a summary update of asbestos-related litigation; see Item 3 of Armstrong’s 2001 Form 10-K filing for additional information.

AWI is a defendant in personal injury claims and property damage claims related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the “Center”) which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI’s obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors’ committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI’s present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI’s present and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI’s actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the condensed consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI’s claims were resolved. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s asbestos-related personal injury claims. Therefore, AWI is unable to accurately predict what the Chapter 11 process will determine is AWI’s total liability and AWI is unable to reasonably estimate a range of liability for asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, no change has been made to the previously recorded liability except to record payments of $68.2 million against that accrual in October and November 2000. The asbestos-related personal injury liability balance recorded at September 30, 2002 and December 31, 2001 is $690.6 million, which is recorded in liabilities subject to compromise. If the POR, as described in Note 2, is confirmed and becomes effective, AWI would record a pre-tax charge in excess of $2.4 billion, net of insurance coverage, to increase its Subject to Compromise liability. This charge would be before recognition of gains from the settlement of liabilities, which will arise out of the Chapter 11 process. However, at this time, AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not adjusted its asbestos-related personal injury liability during the third quarter of 2002. It is likely that the total liability as determined in the Chapter 11 process will be significantly higher than the recorded liability and the liability will be material to the financial statements.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center’s demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center’s motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI’s Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related Property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs’ buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance. Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs’ proof of claim shall only be effective as to the named claimants. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 – 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI’s requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants’ buildings.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to these claims as of September 30, 2002. See Note 2 for further discussion of property damage claims in the Chapter 11 Case. A separate creditors’ committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI’s primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI’s installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and has not yet been rescheduled. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by a state insurance department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer (Century Indemnity Company), who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI’s Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer’s rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of September 30, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at September 30, 2002, approximately $35.6 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI’s belief in the availability of insurance in this amount, based upon AWI’s success in insurance recoveries, recent settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of September 30, 2002 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Due to the Filing, the settlement process may be delayed, pending further clarification as to the asbestos liability. While AWI believes the Chapter 11 process will strengthen its position on resolving disputed insurance and may therefore result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties created by the Filing. Accordingly, this asset could also change significantly based upon events which occur in the Court. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during the first nine months of 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Many uncertainties exist about the financial impact of AWI’s involvement with asbestos litigation. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI’s insurance carriers. Additionally, although a POR has been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. At this time, AWI is unable to predict when and if the POR will be confirmed and, accordingly, the timing of its emergence from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. Accordingly, AWI has not revised its previously recorded liability for asbestos-related personal injury claims. It is likely that no changes will be made to the liability until later in the Chapter 11 Case. Although not currently estimable, AWI’s total exposure to asbestos-related personal injury claims is likely to be significantly higher than the recorded liability and to be material to the financial statements. Any adjustment to the insurance asset could also be material to the financial statements.

ENVIRONMENTAL LIABILITIES
Most of Armstrong’s manufacturing and certain of Armstrong’s research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable federal and state environmental laws continue to change. Until all new regulatory requirements are known, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

As with many industrial companies, Armstrong is currently involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Armstrong has also been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI’s payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the fourth quarter of 2002.

Estimates of Armstrong’s future environmental liability at any of the Superfund sites or current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong’s activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at any Superfund site, Armstrong’s contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site costs. As a result, Armstrong’s estimated liability reflects only Armstrong’s expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. Owens Corning has entered into a settlement in principle with the DEQ. Pursuant to the proposed settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI is currently negotiating with the DEQ regarding how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $16.1 million at September 30, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $6.4 million of the September 30, 2002 and December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the condensed consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period.

PATENT INFRINGEMENT CLAIMS
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong’s laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

FORMER EMPLOYEES CLAIM
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). A similar proof of claim has been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. Losses are alleged to be in the range of several million dollars. AHI believes there are substantive defenses to the allegations and therefore has not recorded any liability related to this matter.

DEPARTMENT OF LABOR DISCUSSIONS
Subsequent to an audit by the United States Department of Labor (“DOL”), Armstrong has been informed that the DOL is considering challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan (“ESOP”), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

OTHER CLAIMS
Additionally, AHI, through AWI and AWI’s subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period that a matter is resolved.

Item 6. - Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

No. 2	Plan of reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on November 4, 2002.

No. 4	Amendment to Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement is incorporated by reference from the Form 8-K filed on October 30, 2002.

No. 15	Awareness Letter from Independent Accountants

No. 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  The following current reports were filed on Form 8-K during the third quarter of 2002.

1)	On August 9, 2002, a current report was filed under Item 7(c) of Form 8-K pursuant to the order by the Securities and Exchange Commission requiring sworn statements of oath by the CEO and CFO.

2)	On September 4, 2002, a current report was filed under Item 5 of Form 8-K related to an executive management change in the Cabinets segment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.
Armstrong World Industries, Inc.

By:	/s/ Leonard A. Campanaro Leonard A. Campanaro, Senior Vice President, Chief Financial Officer

By:	/s/ John N. Rigas John N. Rigas, Senior Vice President, Secretary and General Counsel

By:	/s/ William C. Rodruan William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date:  November 8, 2002

I, Michael D. Lockhart, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong Holdings, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

/s/ Michael D. Lockhart
Michael D. Lockhart Chairman and Chief Executive Officer

I, Leonard A. Campanaro, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong Holdings, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

/s/ Leonard A. Campanaro
Leonard A. Campanaro Sr. Vice President and Chief Financial Officer

I, Michael D. Lockhart, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong World Industries, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

/s/ Michael D. Lockhart
Michael D. Lockhart Chairman and Chief Executive Officer

I, Leonard A. Campanaro, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Armstrong World Industries, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002

/s/ Leonard A. Campanaro
Leonard A. Campanaro Sr. Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.

No. 2	Plan of reorganization submitted to the Court is incorporated by reference from the Form 8-K filed on November 4, 2002.

No. 4	Amendment to Armstrong World Industries, Inc’s. $300,000,000 Revolving Credit and Guarantee Agreement is incorporated by reference from the Form 8-K filed on October 30, 2002.

No. 15	Awareness Letter from Independent Accountants

No. 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No. 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002