Form 10-K
period 2002-12-31
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2003-03-19
CIK 1109304, 7431

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
-------------------
Common Stock ($1 par value)
Preferred Stock Purchase Rights

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
-------------------
9-3/4% Debentures Due 2008
7.45% Senior Quarterly Interest Bonds Due 2038

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X      No
               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes          No   X
    -----       -----

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($0.63 per share) on the over-the-counter (OTC) Bulletin Board (trading symbol ACKHQ) on February 14, 2003, was approximately $20.2 million. As of February 14, 2003, the number of shares outstanding of registrant's Common Stock was 40,677,584. This amount includes the 1,911,533 shares of Common Stock as of December 31, 2002, held by JPMorgan Chase Bank, as Trustee for the employee stock ownership accounts of the Company's Retirement Savings and Stock Ownership Plan.

Documents Incorporated by Reference

None

                                TABLE OF CONTENTS
                                -----------------

           SECTION                                                                                      PAGES
           -------                                                                                      -----
           Cautionary Factors ........................................................................      4

           PART I
           ------
Item 1.    Business ..................................................................................      6

Item 2.    Properties ................................................................................     19

Item 3.    Legal Proceedings .........................................................................     20

Item 4.    Submission of Matters to a Vote of Security Holders .......................................     25

           PART II
           -------
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters .................     26

Item 6.    Selected Financial Data ...................................................................     27

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .....     28

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk .................................     56

Item 8.    Financial Statements and Supplementary Data
                  Index to Financial Statements and Schedules ........................................     58
                  Quarterly Financial Information ....................................................     59
                  Armstrong Holdings, Inc. and Subsidiaries ..........................................     61
                  Armstrong World Industries, Inc. and Subsidiaries ..................................    111

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    159

           PART III
           --------
Item 10.   Directors and Executive Officers ..........................................................    160

Item 11.   Executive Compensation ....................................................................    166

Item 12.   Security Ownership of Certain Beneficial Owners and Management ............................    172

Item 13.   Certain Relationships and Related Transactions ............................................    173

Item 14.   Controls and Procedures ...................................................................    173

           PART IV
           -------
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    174

Signatures ...........................................................................................    180

Certifications .......................................................................................    182

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

The disclosures and analysis in this report contain some forward-looking statements. This discussion about those statements is provided in accordance with the Private Securities Litigation Reform Act of 1995.

Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials released to the public.

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

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results:

Chapter 11 Filing
..    Factors relating to Armstrong World Industries, Inc.'s ("AWI") Chapter 11
     Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI's asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; and AWI's ability to comply with covenants in its debtor-in-possession credit facility (the "DIP Facility").

Legal Claims
..    Claims of undetermined merit and amount which have been asserted against us for various legal matters, including AWI's asbestos related litigation. For more information on these matters, see the discussion of Legal Proceedings in Part I, Item 3 in this report.

Business Environment
..    Changes in demand for public and private commercial and residential building construction and renovation, laws and regulations, foreign currency and interest rates, inflation or other related factors affecting our businesses. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we can not predict their impact with certainty. For example, an economic downturn may lead our customers to delay or cancel construction plans. For more information on these matters, see the discussion of Market Risk in Item 7A of this report.

..    Business combinations among our competitors or suppliers, which could affect our competitive position in any of our business units. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

..    The level of success of our new product introductions and those of our competitors.

..    The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, restructuring and other unusual items that may result from evolving business strategies and organizational restructuring.

Retail Environment
..    Business decisions and business conditions that affect our major customers and distribution networks. For example, a significant portion of our revenue in North America comes from sales to major home center retailers.

..    Increased retail trade consolidation, especially in markets such as the
     United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

..    Changes in the policies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

International
..    Various worldwide economic and political factors, changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business. These factors could affect the end-use markets for our products in various parts of the world.

..    Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems.

..    Changes in exchange rates can significantly affect our reported results from one period to the next.

Raw Materials
..    Availability of raw materials, energy, water and sourced products due to changes in business and legal conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions and/or business decisions made by our suppliers.

..    Raw material price increases (for example price increases in hardwood lumber, limestone or petroleum-based raw materials such as plasticizers or
     PVCs), energy cost increases (for example price increases in natural gas), and changes in distribution and product mix.

                                     PART I

ITEM 1. BUSINESS
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Proceedings under Chapter 11
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants (the "Asbestos Personal Injury Claimants' Committee"), one representing asbestos property damage claimants (the "Asbestos Property Damage Committee"), and the other representing other unsecured creditors (the "Unsecured Creditors' Committee"), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the "Future Claimants' Representative"). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization with the Court and on March 14, 2003, AWI filed its First Amended Plan of Reorganization and selected exhibits (as so amended, it is referred to in this report as the "POR"). The POR has been endorsed by AHI's Board of Directors and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims.

The POR excludes Armstrong's Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement
On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as Exhibit C to the disclosure statement. On March 14, 2003, AWI filed an amended Disclosure Statement with the Court (as so amended, it is referred to in this report as the "Disclosure Statement"). Prior to soliciting acceptances to the POR, the Court must approve a disclosure statement to be included as part of the solicitation materials and find that the disclosure statement contains adequate information to enable those voting on the POR to make an informed judgment to accept or reject the POR.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, has been prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The significant assumptions used in preparation of the information and estimates of value are included in Exhibit C to the Disclosure Statement. The Bankruptcy Court has scheduled the hearing to consider approval of the Disclosure Statement for April 4, 2003.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement
During February 2003, several parties involved in the Chapter 11 Case filed objections to the initial Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. Additional objections may be filed against the amended Disclosure Statement. The Court heard and addressed many of these objections at the February 28, 2003 hearing. Any remaining objections are expected to be addressed at the April 4, 2003 hearing.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the "Asbestos PI Trust"), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the "524(g) injunction" to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI's affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI's rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

     .    Available Cash, which is comprised of:
          .    Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making
               provisions for certain required payments under the POR,
          .    Any cash drawn, at AWI's sole discretion, under an exit finance facility for the purpose of funding distributions under the POR,
               and
          .    Certain insurance proceeds related to environmental matters
     . Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
     .    Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:
     .    34.43% of the new common stock,
     .    34.43% of the first $1.05 billion of
          .    Up to $300 million of Available Cash and
          .    The principal amount of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
     . 60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
     . 34.43% of the remaining amount of Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as "convenience creditors" and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust ("Asbestos PD Trust") under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the "Warrants"). The terms of the Warrants would all be measured from the effective date of the POR. The
Warrants:
     . Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis:
     .    Would have a 7-year exercisable term; and
     . Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee, and the Future Claimants' Representative, and which will be set forth in the Court-approved disclosure statement for the POR.
The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI's shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI's Plan of Liquidation (see discussion below) is approved. If the shareholders and Board of Directors of AHI do not approve AHI's Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

Consideration Value Defined by the Disclosure Statement
In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI's estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI's estimates of the consideration and potential recoveries are based upon many assumptions, including:
     . The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion)
     . The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust)
     . The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
     .    AWI expects to have Available Cash of approximately $350 million
     . The estimated value of the Warrants is between $40 million and $50 million

AHI's Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI's unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders and Board of Directors of AHI must approve AHI's Plan of Liquidation within one year after the occurrence of the effective date under the POR. If such approval is not obtained, the holder of AWI's existing equity interest will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI's Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
As disclosed within the 2002 third quarter Form 10-Q filing, AWI had planned to effectuate a "division" under the Pennsylvania Business Corporation Law in connection with the consummation of the POR. Under the planned division, reorganized AWI was to separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business. After further analysis and review, the previously contemplated division will no longer occur and AWI will emerge from bankruptcy protection as the parent and primary operating company.

Next Steps in the Chapter 11 Process
Following the Court's approval of a disclosure statement, the POR will be submitted to the appropriate parties in interest in AWI's Chapter 11 Case for voting. Implementation of the POR is subject to voting and its confirmation in accordance with the provisions of the Bankruptcy Code. AWI believes that if the Disclosure Statement is approved in April 2003, a hearing on the confirmation of the POR will likely occur in the third quarter of 2003. If the POR is confirmed by the Court at such time, AWI will likely emerge from Chapter 11 shortly thereafter. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol "ACK") and two debt securities of AWI (traded under the ticker symbols "AKK" and "ACK 08"). AHI's common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol "ACKHQ" and one of AWI's debt securities has resumed trading under the ticker symbol "AKKWQ".

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the first quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.9 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution (the "Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI's liability for asbestos-related matters in Note 32 of the Consolidated Financial Statements.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26-27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for approximately $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 32 of the Consolidated Financial Statements.

Approximately 1,800 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability based on the developments in the Chapter 11 Case. See Note 32 of the Consolidated Financial Statements for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing
On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its debtor-in-possession credit facility (the "DIP Facility") from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of December 31, 2002, AWI had approximately $28.7 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2002, AWI had $76.4 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The decrease from the $205.9 million of cash and cash equivalents at September 30, 2002 is primarily due to an intercompany payment of $120 million from AWI to a wholly owned non-debtor subsidiary under a license agreement for use of intangible assets and intellectual property. This payment does not affect Armstrong's consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 of the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2002 and 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 of the Consolidated Financial Statements for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2002, 2001 and 2000:

                                                                                   Year Ended December 31,
(amounts in millions)                                                          2002         2001          2000
 -------------------                                                           -------------------------------
Professional fees                                                              $ 27.8       $  24.5       $  2.6
Interest income, post petition                                                   (3.5)         (5.1)        (0.3)
Reductions to prepetition liabilities                                            (1.1)         (2.0)          --
Termination of prepetition lease obligation                                        --          (5.9)          --
ESOP related costs                                                                 --            --         58.8
Adjustment of net debt and debt issue costs to expensed
  amount of allowed claim                                                          --            --         42.0
Other expense directly related to bankruptcy, net                                 0.3           1.0          0.2
                                                                               ------       -------       ------
Total Chapter 11 reorganization costs, net                                     $ 23.5       $  12.5       $103.3
                                                                               ======       =======       ======

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

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. After the Filing, it was expected that the ESOP would no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

In order to record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pretax expense of $42.0 million.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

Discontinued Operations
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All previous periods have been reclassified to conform to the current presentation.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share, in 2000.

See Note 6 of the Consolidated Financial Statements for further discussion of discontinued operations.

Industry Segments

Financial Information about Industry Segments
See Note 3 of the Consolidated Financial Statements for financial information on Armstrong's reportable industry segments.

Narrative Description of Business
Armstrong conducts its business through the following business segments:

Resilient Flooring
Armstrong is a worldwide manufacturer of a broad range of floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Armstrong's Resilient Flooring products include vinyl sheet and vinyl tile, linoleum and laminate flooring. Various products offer ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. The business mix is approximately 55% residential and 45% commercial. The products are sold in a wide variety of types, designs, and colors to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Wood Flooring
The Wood Flooring segment manufactures and distributes wood and other flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications in stores, restaurants and high-end offices. The business mix is approximately 95% residential, and 5% commercial. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce(R), Hartco(R) and Robbins(R).

Textiles & Sports Flooring
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. Sports flooring products include artificial turf surfaces. The business mix is approximately 26% residential and 74% commercial. Both product groups are sold through wholesalers, retailers and contractors.

Building Products
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. The business mix is approximately 90% commercial, with approximately two-thirds in improvement projects and the balance in new construction. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features affording ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries (WAVE) and are sold by both Armstrong and the WAVE joint venture.

Cabinets
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. The business mix is mostly residential, with approximately 70% in new construction and 30% in home improvement projects. Through its nationwide system of company-owned and independent distribution centers, the Cabinets segment provides design, fabrication and installation services to single-family builders, multi-family builders and remodelers under the brand names IXL(R), Bruce(R) and Armstrong(TM).

Major Customers
Armstrong businesses principally sell products through building products distributors, who re-sell our products to retailers, builders, contractors, installers and others. Armstrong also sells a significant portion of our products to home center chains and industry buying groups. For example, in 2002, Armstrong net sales to The Home Depot, Inc. totaled approximately $380.3 million compared to approximately $340.8 million and $373.2 million in 2001 and 2000, respectively. No other customer accounted for more than 10% of Armstrong's revenue.

Raw Materials
Raw materials essential to Armstrong businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business                Principal Raw Materials
---------------------  ---------------------------------------------------------

Resilient Flooring      Synthetic resins, plasticizers, PVC, latex, linseed oil,
                        limestone, films, pigments and inks

Wood Flooring           Lumber, veneer, acrylics, coatings, and plywood

Textiles and            Yarn, latex, bitumen and wool
Sports Flooring

Building Products       Mineral fibers and fillers, clays, starches, newspaper,
                        and perlite, as well as steel used in the production of metal ceilings and manufacturing of ceiling grids

Cabinets Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors

Armstrong's laminate flooring products are sourced from third parties under long-term supply contracts.

Armstrong also purchases significant amounts of packaging materials for all products and uses substantial amounts of energy, such as electricity and natural gas, and water in our manufacturing operations. In general, adequate supplies of raw materials were available to all of Armstrong's businesses. Armstrong cannot guarantee that a significant shortage of one raw material or another will not occur, however.

Customers' orders for Armstrong products are typically for immediate shipment. Thus, in each business group, Armstrong keeps sufficient inventory on hand to satisfy orders, or manufactures product to meet delivery dates specified in orders. As a result, there historically has been no material backlog in any industry segment.

Patent and Intellectual Property Rights
Patent protection is important to Armstrong's business in the United States and other markets. Armstrong's competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisition or license. In addition, Armstrong also benefits from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Although Armstrong considers that, in the aggregate, our patents and trade secrets constitute a valuable asset of material importance to its business, Armstrong does not regard any of its businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Armstrong products are sold around the world under numerous brand-name trademarks that are considered in the aggregate to be of material importance. Certain of Armstrong trademarks, including without limitation, house marks Armstrong(TM), Bruce(R), Hartco(R), Robbins(R), and DLW(TM), and product line marks Allwood(TM), Cirrus(R), Corlon(R), Cortega(R), Designer Solarian(R), Excelon(R), Fundamentals(R), i-ceilings(R), IXL(R), Medintech(R), Natural Inspirations(TM), Nature's Gallery(TM), Second Look(R), Solarian(R), SuperLock(TM), SwiftLock(TM), ToughGuard(R) and Ultima(TM) are important to Armstrong's business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, in other countries, as long as it is registered. Registrations are generally for fixed, but renewable, terms.

Competition
There is strong competition in all of the industry segments in which Armstrong does business. Competition in each industry segment and each geographic area where Armstrong does business includes numerous companies. Principal methods of competition include product performance, product styling, service and price. Increasing competition in the U.S. from international producers is apparent in Armstrong's businesses. Over recent years, there has continued to be excess industry capacity in many geographic markets, which tends to increase price competition.

Research & Development
Research and development ("R&D") activities are important and necessary in helping Armstrong improve its products. Principal R&D functions include the development and improvement of products and manufacturing processes.

Armstrong spent $55.9 million in 2002, $56.3 million in 2001 and $60.3 million in 2000 on R&D activities worldwide.

Environmental Matters
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $4.5 million in 2002, $6.8 million in 2001 and $6.2 million in 2000 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the first quarter of 2003.

Estimates of Armstrong's future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its

St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at December 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the December 31, 2002 and $6.4 million of the December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.3 million and $3.8 million at December 31, 2002 and 2001, respectively.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. Armstrong recorded expense of $4.5 million, $2.1 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Employees
As of December 31, 2002, AHI had approximately 16,500 full-time and part-time employees around the world, of whom approximately 5,100 are located outside of the United States. About 68% of the approximately 8,000 hourly or salaried production and maintenance employees in the United States are represented by labor unions. This percentage includes all hourly production employees at company plants and warehouses where labor unions exist, regardless of whether or not the employees actually pay union dues.

Armstrong employee and labor relations remained good in 2002. During 2002, Armstrong concluded negotiations for all collective bargaining agreements expiring during the year without a work stoppage. Throughout 2003, collective bargaining agreements covering certain employees at eight plants and one warehouse will expire. Armstrong has already successfully renegotiated one of these agreements in the Wood Flooring segment. Excluding the successfully renegotiated agreement, approximately 3,000 employees are covered under agreements expiring during 2003, which includes approximately 50% of production employees at both the Wood Flooring and Cabinets segments. Currently, approximately 800 Wood Flooring employees, who work at two manufacturing facilities but are covered under one union agreement, are working under expired contracts. The timing of resolutions is not determinable and work stoppages are possible. The actual effects could have a material adverse impact on the operations of the businesses.

Geographic Areas
See Note 3 of the Consolidated Financial Statements for financial information by geographic areas.

Armstrong's non-U.S. operations are subject to local government laws concerning restrictions on and transfers of investments, tariffs, personnel administration, and other matters. In addition, consolidated earnings that originate outside the U.S. are subject to both U.S. and non-U.S. tax laws, to certain exchange and currency controls, and to the effects of currency fluctuations.

Financial Information Filed With the Court
Armstrong reports its operating results and financial statements on a consolidated basis. These public reports are available through the U.S. Securities and Exchange Commission and other sources, and are also provided free of charge to investors who contact Armstrong. However, under applicable bankruptcy law, AWI is also required to file periodically with the Court various documents, including certain financial information on an unconsolidated basis. This information includes statements, schedules, and monthly operating reports in forms prescribed by Federal Bankruptcy Law.

Armstrong cautions that such materials are prepared according to requirements under Federal Bankruptcy Law. While they accurately provide then-current information required under Bankruptcy Law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Armstrong's consolidated financial statements filed under the securities laws. Accordingly, Armstrong believes the substance and format do not allow meaningful comparison with Armstrong's regular publicly disclosed consolidated financial statements. The materials filed with the Court are not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. Armstrong undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

As previously disclosed, on December 6, 2000, AWI and two of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("the Court"). On November 4, 2002, AWI filed its Plan of Reorganization ("POR") with the Court. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims and future asbestos-related claims. The POR excludes Armstrong's Nitram and Desseaux subsidiaries. On December 20, 2002, AWI filed its Disclosure Statement with the Court and on December 26, 2002, AWI filed Exhibit "C" entitled "Projected Financial Information," pertaining to the Disclosure Statement. On March 14, 2003, AWI filed its First Amended Plan of Reorganization and selected exhibits and an amended Disclosure Statement. The POR and Disclosure Statement, including amendments, are available on the following website: www.armstrongplan.com.

ITEM 2. PROPERTIES
Armstrong and AHI world headquarters are in Lancaster, Pennsylvania. Armstrong owns a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, and our U.S. R&D operations and marketing and service headquarters. Altogether, our headquarters operations occupy over 986,000 square feet of floor space.

We produce and market Armstrong products and services throughout the world, owning and operating 50 manufacturing plants in 15 countries. Twenty-nine of these facilities are located throughout the United States. In addition, Armstrong has an interest through joint ventures in 9 additional plants in 5 countries.

Business                 Number
Segment                of Plants   Location of Principal Facilities
--------------------  ----------   ---------------------------------------------

Resilient Flooring        14       California, Illinois, Mississippi, Oklahoma,
                                   Pennsylvania, Australia, Canada, Germany,
                                   Sweden and the U.K.

Wood Flooring             13       Arkansas, Kentucky, Mississippi, Tennessee,
                                   Texas and West Virginia

Textiles and               5       Belgium, Germany and The Netherlands
Sports Flooring

Building Products         15       Alabama, Florida, Georgia, Oregon,
                                   Pennsylvania, China, France, Germany, The
                                   Netherlands and the U.K.

Cabinets                   3       Nebraska, Pennsylvania and Tennessee

Sales offices are leased and owned worldwide, and leased facilities are utilized to supplement Armstrong's owned warehousing facilities.

Productive capacity and the extent of utilization of Armstrong facilities are difficult to quantify with certainty because in any one facility, maximum capacity and utilization vary periodically depending upon the product that is being manufactured, and individual facilities manufacture multiple products. Armstrong believes its facilities have sufficient productive capacity to meet its anticipated needs for the current period and for the next two to three years. Armstrong believes that its various facilities are adequate and suitable. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

ITEM 3. LEGAL PROCEEDINGS
ASBESTOS-RELATED LITIGATION
AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. See Note 1 of the Consolidated Financial Statements for further discussion on how the Chapter 11 process may address AWI's asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

As discussed previously, AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. Based upon the foregoing, the discussions AWI has had with representatives of such entities within the last several months and the hearings held before the Court in the last several months, management now believes that it is reasonably likely that the claims addressed in the POR will be satisfied substantially in the manner set forth in the POR. As a result, AWI has concluded that it can reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The asbestos-related liability of approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability is before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. The plaintiffs' motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of December 31, 2002. See Note 1 of the Consolidated Financial Statements for further discussion of property damage claims in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company ("Home") under an order of rehabilitation. Less than $10 million of AWI's recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of December 31, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at December 31, 2002, approximately $35.7 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of December 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. As of February 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Based upon the events described above, management came to a belief that AWI's asbestos-related liability will be settled substantially in the manner set forth in the POR. As a result, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability to approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise. The fourth quarter charge was determined by calculating an implied liability based upon the provisions of the POR and Disclosure Statement. However no change was made to the estimated asbestos-related insurance recovery asset. Many uncertainties continue to exist about the matters impacting AWI's asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

Environmental Matters
See discussion of Environmental Matters under Item 1 of this report.

Patent Infringement Claims
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong's laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

Former Employees Claim
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. While AHI believes there are substantive defenses to the allegations and while denying liability, AWI has reached an agreement to settle this matter for $1.0 million, which will be allocated among the approximate 370 former employees and treated as convenience claims in the Chapter 11 Case. The settlement requires approval of the Bankruptcy Court.

Department of Labor Discussions
Subsequent to an audit by the United States Department of Labor ("DOL"), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan ("ESOP"), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

Inquiries Concerning World Trade Center Collapse
Armstrong has received inquiries from parties (including the National Institute of Standards and Technology or NIST) investigating the fire and collapse at the World Trade Center in New York City on September 11, 2001 concerning the types and amounts of the company's products that were placed into the World Trade Center towers over time. The products manufactured by the company that are believed to have been placed in the World Trade Center site including the Tower buildings in significant amounts included ceiling tile, floor tile (some containing encapsulated asbestos fibers) and low temperature (non-asbestos) pipe insulation. The company has not been made aware of any claim or litigation relating to its products which were in place as of September 11, 2001.

Other Claims
Additionally, AHI, through AWI and AWI's subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol "ACK"). As of November 14, 2002, Armstrong Holding's Common Stock trades on the over-the-counter (OTC) Bulletin Board under the ticker symbol (ACKHQ). As of February 14, 2003, there were approximately 7,067 holders of record of Armstrong Holding's Common Stock.

               2002                         First         Second        Third         Fourth      Total Year
               ----                      -----------    ----------   -----------    ----------   -----------
Price range of common stock--high              $4.10         $3.82         $1.98         $1.85         $4.10
Price range of common stock--low               $2.70         $1.79         $1.28         $0.24         $0.24

               2001
               ----
Price range of common stock--high              $5.69         $4.05         $3.74         $3.80         $5.69
Price range of common stock--low               $2.06         $3.20         $2.20         $2.34         $2.06

There were no dividends declared or paid during 2002 or 2001. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly.

During 2001, Armstrong issued a total of 2,472 shares of restricted Common Stock to nonemployee directors of Armstrong pursuant to Armstrong's Restricted Stock Plan for Nonemployee Directors. Given the small number of persons to whom these shares were issued, applicable restrictions on transfer and the information regarding Armstrong possessed by the directors, these shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. This plan was terminated in February 2001.

The following table provides information on securities that were authorized for issuance under equity compensation plans as of December 31, 2002:

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                 Number of securities to        Weighted-average          equity compensation
                                 be issued upon exercise        exercise price of           plans (excluding
                                 of outstanding options,       outstanding options,      securities reflected in
        Plan category              warrants and rights         warrants and rights             column (a))
                                           (a)                         (b)                         (c)
-------------------------------  ------------------------  ----------------------------  ------------------------
Equity compensation
plans approved by
security holders                        2,000,886                     $34.07                    4,285,597
Equity compensation
plans not approved by
security holders                          108,622                     N/A/(1)/                    504,081
                                        ---------                     ------                    ---------
Total                                   2,109,508                     $32.37                    4,789,678
                                        =========                     ======                    =========

/(1)/ These restricted stock awards have not yet been earned, which is when the exercise price will be determined.

The Stock Award Plan was adopted by the AHI Board of Directors effective July 24, 2000. The original purpose of the plan was to promote the long-term success of AHI by providing a portion of the compensation for officers, directors and key employees in shares of common stock pursuant to the terms of the plan. The plan is administered by the Management Development and Compensation Committee and provides for the grant of Restricted Stock Awards and Stock Awards which may be subject to certain terms and conditions established by the Committee. The awards were to be used for the purposes of recruitment, recognition and retention of eligible participants.

ITEM 6. SELECTED FINANCIAL DATA
The following data is presented for continuing operations.

(Dollars in millions except for per-share data)

                                                             For Year     2002         2001         2000         1999        1998
                                                             --------   --------    ---------    ---------    ---------   ---------
Income statement data
---------------------
Net sales                                                              $ 3,172.3    $ 3,138.7    $ 3,248.9    $ 3,322.0   $ 2,592.4
Cost of goods sold                                                       2,404.5      2,364.7      2,386.2      2,291.5     1,807.1
Selling, general and administrative expenses                               624.9        596.6        595.3        605.9       445.9
Charge for asbestos liability, net                                       2,500.0         22.0        236.0        335.4       274.2
Restructuring and reorganization charges (reversals), net                    1.9          9.0         18.8         (1.4)       74.4
Goodwill amortization                                                         --         22.8         23.9         25.5        10.7
Equity (earnings) from affiliates, net                                     (21.7)       (16.5)       (18.0)       (16.8)      (13.8)
                                                                        --------    ---------    ---------    ---------   ---------
Operating income (loss)                                                 (2,337.3)       140.1          6.7         81.9        (6.1)
Interest expense                                                            13.8         13.1        102.9        105.2        62.2
Other non-operating expense                                                  8.2         11.8          3.7         10.4        15.9
Other non-operating income                                                  (6.0)       (13.0)       (80.4)       (17.0)      (17.6)
Chapter 11 reorganization costs, net                                        23.5         12.5        103.3           --          --
Income tax expense (benefit)                                              (827.8)        42.5        (37.7)        (0.5)      (23.6)
                                                                        --------    ---------    ---------    ---------   ---------
Earnings (loss) from continuing operations before
  cumulative change in accounting principle                             (1,549.0)        73.2        (85.1)       (16.2)      (43.0)
    Per common share - basic (a)                                          (38.25)        1.81        (2.12)       (0.41)      (1.08)
    Per common share - diluted (a)                                        (38.25)        1.79        (2.12)       (0.41)      (1.08)
Cumulative effect of a change in accounting principle,
    Net of tax of $2.2                                                    (593.8)          --           --           --          --
                                                                        --------    ---------    ---------    ---------   ---------
Net earnings (loss)                                                     (2,142.8)        92.8         12.2         14.3        (9.3)
    Per common share - basic (a)                                          (52.91)        2.29         0.30         0.36       (0.23)
    Per common share - diluted (a)                                        (52.91)        2.27         0.30         0.36       (0.23)

Average number of common shares outstanding (millions)                      40.5         40.5         40.2         39.9        39.8
Dividends declared per share of common stock                                  --           --    $    1.44    $    1.92   $    1.88
Average number of employees                                               16,700       16,800       16,500       16,900      13,900

Balance sheet data (December 31)
-------------------------------
Working capital                                                        $   851.6    $   740.1    $   610.4    $   314.6   $   445.4
Total assets                                                             4,504.8      4,038.1      4,005.2      4,081.6     4,183.9
Liabilities subject to compromise                                        4,861.1      2,357.6      2,385.2           --          --
Net long-term debt (b)                                                      39.9         50.3         56.9      1,412.9     1,562.8
Shareholders' equity                                                    (1,346.7)       760.4        665.1        679.2       709.7

Notes:
(a) See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements.
(b) 2002, 2001 and 2000 net long-term debt excludes debt subject to compromise.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of the Consolidated Financial Statements.

Beginning in 1998, consolidated results include Armstrong's acquisitions of Triangle Pacific (now reported as Wood Flooring and Cabinets) and DLW (included in Resilient Flooring). The net purchase price of the acquisitions was $1,175.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Armstrong conducts its business through the following business segments:
Resilient Flooring, Wood Flooring, Textiles and Sports Flooring, Building Products and Cabinets. There are two additional segments. The All Other segment, which relates to a corporate equity investment, and Unallocated Corporate.

The following discussion and analysis corresponds to AHI financial statements, which includes all of AHI's subsidiaries. Since there are no material differences between the financial statements of AHI and Armstrong, the following discussion and analysis pertains to both AHI and Armstrong.

PROCEEDINGS UNDER CHAPTER 11
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants (the "Asbestos Personal Injury Claimants' Committee"), one representing asbestos property damage claimants (the "Asbestos Property Damage Committee"), and the other representing other unsecured creditors (the "Unsecured Creditors' Committee"), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the

"Future Claimants' Representative"). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization with the Court and on March 14, 2003, AWI filed its First Amended Plan of Reorganization and selected exhibits (as so amended, it is referred to in this report as the "POR"). The POR has been endorsed by AHI's Board of Directors and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims. The POR excludes Armstrong's Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement
On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as Exhibit C to the disclosure statement. On March 14, 2003, AWI filed an amended Disclosure Statement with the Court (as so amended, it is referred to in this report as the "Disclosure Statement"). Prior to soliciting acceptances to the POR, the Court must approve a disclosure statement to be included as part of the solicitation materials and find that the disclosure statement contains adequate information to enable those voting on the POR to make an informed judgment to accept or reject the POR.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, has been prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The significant assumptions used in preparation of the information and estimates of value are included in Exhibit C to the Disclosure Statement. The Bankruptcy Court has scheduled the hearing to consider approval of the Disclosure Statement for April 4, 2003.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement
During February 2003, several parties involved in the Chapter 11 Case filed objections to the initial Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. Additional objections may be filed against the amended Disclosure Statement. The Court heard and addressed many of these objections at the February 28, 2003 hearing. Any remaining objections are expected to be addressed at the April 4, 2003 hearing.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the "Asbestos PI Trust"), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the "524(g) injunction" to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI's affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI's rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

    .  Available Cash, which is comprised of:
        .   Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making
            provisions for certain required payments under the POR,
        .   Any cash drawn, at AWI's sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and
        .   Certain insurance proceeds related to environmental matters
    . Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
    .  Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:
    .  34.43% of the new common stock,
    .  34.43% of the first $1.05 billion of
           .  Up to $300 million of Available Cash and
           . The principal amount of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
    . 60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
    . 34.43% of the remaining amount of Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as "convenience creditors" and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust ("Asbestos PD Trust") under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the "Warrants"). The terms of the Warrants would all be measured from the effective date of the POR. The
Warrants:
    . Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis:
    . Would have a 7-year exercisable term; and . Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee, and the Future Claimants' Representative, and which will be set forth in the Court-approved disclosure statement for the POR.
The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI's shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI's Plan of Liquidation (see discussion below) is approved. If the shareholders and Board of Directors of AHI do not approve AHI's Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

Consideration Value Defined by the Disclosure Statement
In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI's estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI's estimates of the consideration and potential recoveries are based upon many assumptions, including:
    . The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion)
    . The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust)
    . The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
    .  AWI expects to have Available Cash of approximately $350 million
    . The estimated value of the Warrants is between $40 million and $50 million

AHI's Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI's unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders and Board of Directors of AHI must approve AHI's Plan of Liquidation within one year after the occurrence of the effective date under the POR. If such approval is not obtained, the holder of AWI's existing equity interest will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI's Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
As disclosed within the 2002 third quarter Form 10-Q filing, AWI had planned to effectuate a "division" under the Pennsylvania Business Corporation Law in connection with the consummation of the POR. Under the planned division, reorganized AWI was to separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business. After further analysis and review, the previously contemplated division will no longer occur and AWI will emerge from bankruptcy protection as the parent and primary operating company.

Next Steps in the Chapter 11 Process
Following the Court's approval of a disclosure statement, the POR will be submitted to the appropriate parties in interest in AWI's Chapter 11 Case for voting. Implementation of the POR is subject to voting and its confirmation in accordance with the provisions of the Bankruptcy Code. AWI believes that if the Disclosure Statement is approved in April 2003, a hearing on the confirmation of the POR will likely occur in the third quarter of 2003. If the POR is confirmed by the Court at such time, AWI will likely emerge from Chapter 11 shortly thereafter. Of course, there can be no certainty that all such events will occur, or if they do, that they will occur in accordance with such timeframes.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol "ACK") and two debt securities of AWI (traded under the ticker symbols "AKK" and "ACK 08"). AHI's common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol "ACKHQ" and one of AWI's debt securities has resumed trading under the ticker symbol "AKKWQ".

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the first quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.9 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution (the "Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI's liability for asbestos-related matters in
Note 32 of the Consolidated Financial Statements.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for approximately $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 32 of the Consolidated Financial Statements.

Approximately 1,800 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability based on the developments in the Chapter 11 Case. See Note 32 of the Consolidated Financial Statements for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing
On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its debtor-in-possession credit facility (the "DIP Facility") from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of December 31, 2002, AWI had approximately $28.7 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2002, AWI had $76.4 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The decrease from the $205.9 million of cash and cash equivalents at September 30, 2002 is primarily due to an intercompany payment of $120 million from AWI to a wholly owned non-debtor subsidiary under a license agreement for use of intangible assets and intellectual property. This payment does not affect Armstrong's consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 of the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2002 and 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 of the Consolidated Financial Statements for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2002, 2001 and 2000:

                                                                            Year Ended December 31,
(amounts in millions)                                                   2002         2001          2000
--------------------                                                  --------    ----------     --------
Professional fees                                                     $   27.8    $     24.5     $    2.6
Interest income, post petition                                            (3.5)         (5.1)        (0.3)
Reductions to prepetition liabilities                                     (1.1)         (2.0)          --
Termination of prepetition lease obligation                                 --          (5.9)          --
ESOP related costs                                                          --            --         58.8
Adjustment of net debt and debt issue costs to expensed
  amount of allowed claim                                                   --            --         42.0
Other expense directly related to bankruptcy, net                          0.3           1.0          0.2
                                                                      --------    ----------     --------
Total Chapter 11 reorganization costs, net                            $   23.5    $     12.5     $  103.3
                                                                      ========    ==========     ========

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

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. After the Filing, it was expected that the ESOP would no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

In order to record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pretax expense of $42.0 million.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
AHI utilizes estimates to record many items including asbestos-related liability and insurance asset recoveries, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. In assessing approximate estimates, management considers all known relevant information and confers with outside parties, including outside counsel, where appropriate.

The following are the critical accounting policies that management believes could have a significant impact to the financial statements if the estimates and judgments used by management turn out to be incorrect based on the actual outcome of future events covered by these estimates. In addition, management has discussed the application of these critical accounting policies with our Audit Committee.

Asbestos Related Estimates - AHI records contingent liabilities, including asbestos-related liabilities, when a loss is probable and the amount of loss can be reasonably estimated. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

As discussed previously AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. Based upon the foregoing, the discussions AWI has had with representatives of such entities within the last several months and the hearings held before the Court in the last several months, management now believes that it is reasonably likely that the claims addressed in the POR will be satisfied substantially in the manner set forth in the POR. As a result, AWI has concluded that it can reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The asbestos-related liability of approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Additionally, AHI has recorded $198.1 million of estimated insurance recoveries as of December 31, 2002 related to its asbestos liability. Of the total recorded asset at December 31, 2002, approximately $35.7 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the asbestos liability. The total amount recorded reflects the belief in the availability of insurance in this amount, based upon prior success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. The estimate of probable recoveries may be revised depending on the developments in the matters discussed above as well as events that occur in AWI's Chapter 11 Case.

U.S. Pension Credit and Postretirement Benefit Costs - AHI maintains pension and postretirement plans throughout the world, with the most significant plans located in the U.S. Our pension and postretirement benefit costs are developed from actuarial valuations. These valuations have been consistently calculated and determined based upon a number of assumptions. These assumptions are determined in accordance with generally accepted accounting principles ("GAAP"). Each assumption represents management's best estimate of anticipated future experience. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated health care cost trend rate, which are updated on an annual basis at the beginning of each year.

The discount rate is used in the measurement of the retirement liabilities and the interest cost component of net periodic pension and postretirement cost. AHI's actuary provides the expected modified duration of AHI's liabilities. Using this approach, for the U.S. plans management determines the appropriate discount rate by referencing the yield on high quality fixed income securities of a similar duration as well as the yield for Moody's AA-rated corporate bonds. As of December 31, 2002, AHI assumed a discount rate of 6.50% compared with a discount rate of 7.00% as of December 31, 2001 for the U.S. plans. A one-quarter percentage point decrease in the discount rate would reduce 2003 operating income by $1.3 million, while a one-quarter percentage point increase in the discount rate would increase 2003 operating income by $2.0 million.

Effective January 1, 2003, AHI updated the mortality table used in its U.S. pension and postretirement benefit cost calculations to reflect more current information. The new table (RP2000) is based upon actual 1990 to 1994 general population mortality rates, with improvements projected to 2003. The previous table was based upon actual 1964 to 1968 general population mortality rates, with improvements projected to 1983, which is the table currently designated by the Pension Benefit Guaranty Corporation and Internal Revenue Service for various purposes. The estimated impact of this change on 2003 results is a pretax reduction in the US pension credit of $2.6 million and a pretax increase in postretirement expense of $1.9 million.

AHI has two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view (approximately 10-20 years) of the estimated investment return performance of the pension plan's assets that will be used to satisfy future retirement benefit payments. This percentage is determined by analyzing the composition and allocation of the assets in the pension plan, the current performance and expectation of future performance. AHI also receives input from investment professionals and academic sources on the expected performance of the equity and bond markets. The expected long-term return on plan assets used for the 2002 U.S. pension credit was 8.75%. The actual return on plan assets achieved for 2002 was a negative 2.6%. In accordance with GAAP, this shortfall will be amortized against earnings as described below. However, the negative asset experience for 2002 did not require AHI to make a cash contribution and the U.S. funded plan remains overfunded as of December 31, 2002. Additionally, AHI does not expect to be required to make cash contributions to the qualified funded plan during 2003. AHI has assumed a return on plan assets during 2003 of 8.00%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease the 2003 U.S. pension credit by approximately $4.5 million. Contributions to the unfunded plan are made on a monthly basis to fund benefit payments. See Note 18 of the Consolidated Financial Statements for more details.

The estimated health care cost trend rate represents a long-term view (approximately 5-10 years) of the expected inflation in AHI's postretirement health care costs. For the U.S. plan, AHI separately estimates expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65. For 2002, AHI estimated an increase of 11% for pre-65 retirees and 13% for post-65 retirees, which combined to an overall assumed increase of approximately 12%. This overall percentage is estimated to decrease 1% per year until an ultimate rate of 6% is reached in 2008. At the end of 2001, AHI had assumed an overall increase of 6%. The appropriateness of this assumption is determined by considering among other things, the overall health care cost environment, AHI's retiree population, information provided by our outside actuary and AHI's actual health care plans. Increasing the 2002 overall health care cost trend rate from 6% to 12% and the reduction in the discount rate from 7.5% to 7% caused an increase in AHI's postretirement benefit cost in 2002 versus 2001. A one percentage point increase in the assumed health care cost trend rate would reduce 2003 operating income by $4.0 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2003 operating income by $3.3 million. See Note 18 of the Consolidated Financial Statements for more details.

AHI recorded a U.S. pension credit of $39.2 million, $56.8 million and $63.9 million in 2002, 2001 and 2000, respectively. AHI recorded U.S. postretirement benefit costs of $42.7 million, $25.8 million and $21.1 million in 2002, 2001 and 2000, respectively.

Actual results that differ from these estimates are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants in accordance with GAAP. Changes in assumptions could have significant effects on earnings to be recognized in future years.

Impairments of Tangible and Intangible Assets - AHI periodically reviews significant tangible and intangible assets, including goodwill, for impairment under the guidelines of the FASB Statement Nos. 142 - "Goodwill and Other Intangible Assets" and 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with these Statements, AHI reviews its businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, AHI will estimate future undiscounted cash flows for comparison to the carrying value of the asset. If the cumulative estimated undiscounted cash flows are less than the carrying value of the asset, AHI records an impairment loss equal to the difference between the fair value and carrying value of the asset. These cash flow estimates are based on management's best estimates and rely on information available at the time of the analysis. Actual cash flows that are lower than originally estimated could lead to significant future impairments.

In the second quarter of 2002, AHI completed an assessment of goodwill and intangible assets and recorded a non-cash transitional impairment charge of $596.0 million ($593.8 million, net of tax) as of January 1, 2002. See Note 12 of the Consolidated Financial Statements for further information. In the fourth quarter of 2002, AHI completed its annual assessment of goodwill as required by FAS 142 and determined there was no additional impairment.

During 2002, AHI recorded fixed asset impairment charges of $4.8 million in cost of sales throughout its business segments. These impairments related primarily to idle property, plant and equipment.

During 2001, AHI recorded an impairment charge of $8.4 million in cost of sales within the Textiles and Sports Flooring. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipated lower demand.

Sales-related Accruals - AHI provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales.

AHI also maintains numerous customer relationships that incorporate sales incentive programs, primarily volume rebates and promotions. The rebates vary by customer and usually include tiered incentives based on the level of customer's purchases. Certain promotional allowances are also tied to customer purchase volumes. AHI estimates the amount of expected annual sales during the course of the year and uses the projected sales amount to estimate the cost of the incentive programs.

The amount of actual experience related to these accruals could differ significantly from the estimated amounts. If this occurs, AHI adjusts its accruals accordingly. AHI maintained sales-related accruals of $69.4 million and $63.0 million as of December 31, 2002 and 2001, respectively. AHI records the costs of these accruals as a reduction of gross sales.

RESULTS OF OPERATIONS
Unless otherwise indicated, net sales in these Results of Operations are reported based upon the location where the product was produced.

2002 COMPARED WITH 2001
Consolidated Results
The following discussions of consolidated results are on a continuing operations basis.

Net sales in 2002 of $3.17 billion were 1.1% higher when compared with net sales of $3.14 billion in 2001. Resilient Flooring net sales decreased 1.0%. Wood Flooring net sales increased by 9.8%. Textiles and Sports Flooring decreased 6.0%. Building Products net sales decreased by 0.5%. Cabinets increased by 0.7%. Net sales increased in the Americas by 1.9% and in the Pacific Area by $0.1 million. Net sales decreased in Europe by 0.5%. Excluding the effects of favorable foreign exchange rates of $35.4 million, consolidated net sales decreased by 0.1%, with Europe net sales decreasing by 5.0% and Pacific Area net sales decreasing by $1.3 million. (See Industry Segment Results for further discussion.)

Cost of goods sold in 2002 was 75.8% of net sales, compared to cost of goods sold of 75.3% of net sales in 2001. The percentage point increase was primarily due to higher manufacturing and medical costs and a $9.6 million decreased U.S. pension credit, partially offset by lower raw material and energy costs.
Also, costs of goods sold in 2002 included $16.5 million of fixed asset impairment charges and inventory adjustments throughout the business segments and in 2001 included $10.5 million of fixed asset impairments and inventory write-downs within the Textiles and Sports Flooring segment.

SG&A expenses in 2002 were $624.9 million, or 19.7% of net sales compared to $596.6 million, or 19.0% of net sales in 2001. The increase was primarily due to a $8.0 million decreased U.S. pension credit, $6.4 million of non-restructuring severance costs, higher medical costs, $2.9 million of additional research and development expense and increased management incentive compensation costs, partially offset by decreased advertising expense.

During 2002, Armstrong recorded a non-cash asbestos charge of $2.5 billion to increase its estimate of probable asbestos-related liability. During 2001, Armstrong recorded non-cash charges of $22.0 million related to a revision of management's estimate of probable asbestos-related insurance asset recoveries. See Note 32 of the Consolidated Financial Statements for further discussion.

Armstrong recorded net restructuring costs of $1.9 million in 2002, which included $2.7 million for severance benefits for approximately 120 employees and a $0.8 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary. These restructuring efforts are expected to result in lower annual costs of $5.5 million. In 2001, Armstrong recorded net restructuring costs of $9.0 million, which included $11.8 million for severance payments and pension benefits for approximately 75 employees, including the former Chief Operating Officer of AHI, and a $1.7 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. Armstrong also reversed $1.1 million related to a formerly occupied building for which AHI no longer believed it will incur any additional costs.

In accordance with FAS 142, which was effective January 1, 2002, goodwill is no longer amortized. As such, 2002 includes no goodwill amortization, which compares to $22.8 million of goodwill amortization in 2001.

An operating loss in 2002 was $2,337.3 million compared to operating income of $140.1 million in 2001. (See Industry Segment Results for further discussion.) Operating income prior to the charge for asbestos reserves for 2002 was $162.7 million. Operating income prior to goodwill amortization and the asbestos-related insurance asset recovery charge for 2001 was $184.9 million.

Interest expense of $13.8 million in 2002 was higher than interest expense of $13.1 million in 2001, due to higher average outstanding borrowings among non-Chapter 11 subsidiaries. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $99.2 million in 2002 and $99.7 million in 2001.

Other non-operating expense of $8.2 million in 2002 was lower than other non-operating expense of $11.8 million in 2001. The reduction was due to $3.5 million of less foreign currency transaction losses in 2002, a loss of $3.2 million in 2001 resulting from the impairment of certain equity investments, and a $2.0 million impairment charge in 2001 of a note receivable related to a previous divestiture, offset by a $5.3 million charge in 2002 for environmental expense related to a divested business.

Other non-operating income of $6.0 million in 2002 was lower than other non-operating income of $13.0 million in 2001. The reduction was due to a gain recorded in 2001 of $3.5 million resulting from the demutualization of an insurance company (Prudential Insurance Co.), with whom Armstrong has company-owned life insurance policies, and $3.6 million lower foreign currency transaction gains in 2002 versus 2001.

Armstrong recorded $23.5 million of Chapter 11 reorganization costs, net in 2002 compared to $12.5 million in 2001. See Item 1 for details of the Chapter 11 reorganization costs, net.

The 2002 effective tax rate benefit from continuing operations was 34.8% compared with an effective tax rate of 36.7% for 2001. Excluding the impact of the asbestos-related charges in 2002, bankruptcy expenses and goodwill amortization, the effective tax rate was 31.2% for 2002 versus 25.9% for 2001.

This resulted mainly from increases in valuation allowances against foreign net operating loss carryforwards and other book differences, offset by the impact of tax audit settlements.

Germany recently announced its intent to implement tax reform proposals which could, among other things, significantly reduce the ability of companies to utilize tax losses against taxable profits. If enacted, these proposals may result in a reduction to Armstrong's deferred tax asset with respect to German tax loss carryforwards. Such proposals are not expected to be considered by the German government for approval until early 2003.

The 2002 cumulative effect of a change in accounting principle of $593.8 million (net of $2.2 million tax) was due to a non-cash transitional impairment charge in accordance with FAS 142 as discussed in Note 12 of the Consolidated Financial Statements.

A net loss of $2,142.8 million was recorded for 2002, compared to net earnings $92.8 million in 2001.

Outlook
AHI expects 2003 to be another challenging year. As described in the Narrative Description of Business section of Item 1, AHI competes in different markets on a worldwide basis. Approximately three-fourths of AHI's sales occur in the U.S. In the U.S., AHI expects residential housing activity to remain strong, but at lower levels than experienced in 2002. The U.S. commercial markets have been depressed and are expected to remain so through the year. AHI anticipates that European markets will generally remain weak, with moderate economic recovery in selected regions.

In conjunction with the market pressures on revenue, AHI is experiencing significant pricing pressure on some major raw materials, most notably lumber, natural gas (used principally in the production of ceilings) and oil-based materials (used principally in the production of resilient and textile flooring products). While a significant portion of our natural gas needs are hedged, the recent price spikes will negatively affect manufacturing costs at least in the short term. AHI will experience labor cost increases from general inflation as well as union contracts negotiated during 2002, which were generally in line with inflation. However, the outcome of 2003 contract negotiations are not predictable as described in the Employees section of Item 1.

Additionally, AHI anticipates 2003 results will be negatively affected by a projected $27 million decreased U.S. pension credit, a substantial increase in Chapter 11 reorganization costs and an increased effective tax rate, due to the expected absence of tax audit settlement benefits that were experienced in 2002 and the effect of the increased Chapter 11 reorganization costs. AHI plans to respond to these pressures on revenue and profitability by improving customer service, introducing new products, selectively increasing price, and focusing on productivity and cost reduction initiatives. The degree of success and extent of benefit from each of these initiatives will vary from numerous factors.

Industry Segment Results

Resilient Flooring
Resilient Flooring net sales were $1,152.3 million in 2002 and $1,164.2 million in 2001, a 1.0% decrease. Americas decreased 0.2% primarily due to the effects of amendments to its distribution agreements described below and reductions in price, partially offset by increases in volume in the independent retailer channel. Net sales in Europe decreased 1.6%. Excluding the effects of favorable foreign exchange rates, Europe decreased 5.7%, primarily due to weak European markets, particularly Germany. Excluding the effects of favorable foreign exchange rates, the Pacific Area increased $1.3 million.

Operating income of $64.5 million in 2002 compared to $70.8 million in 2001. This decrease was primarily due to the effects of amendments to its distribution agreements described below and fixed asset impairment charges of $2.7 million, partially offset by $3.1 million of lower cost from changes in certain employee benefits. Operating income in 2001 includes $2.4 million of goodwill amortization, $2.8 million of income from the reversal of previously accrued potential preference claims that have been resolved as well as $2.8 million of environmental and building demolition expenses at one manufacturing facility.

During the fourth quarter of 2002, AHI amended its agreements with its independent U.S. distributors related to sales of certain products to major home center retailers. Sales are recorded under these agreements when the products are shipped from the distributor's location to these retailers. Approximately $19.2 million of revenue, the equivalent of approximately 1.6% of Resilient Flooring net sales in 2002, and $7.4 million of operating income will be recorded in subsequent periods of 2003 for products shipped to these distributors during the fourth quarter of 2002.

Wood Flooring
Wood Flooring net sales of $719.3 million in 2002 increased from net sales of $655.3 million in 2001. This 9.8% increase was driven primarily by increased volume, the impact of more effective promotional campaigns, and improved product mix in both the independent wholesaler channel and with large home center retailers.

Operating income of $53.0 million in 2002 compared to $0.9 million in 2001. Excluding $19.8 million of goodwill amortization expense recorded in 2001, operating income in 2001 would have been $20.7 million. The increase in operating income was driven by higher net sales, improved production efficiencies, lower lumber costs, lower selling expense, and a change in vacation policy resulting in a $1.9 million benefit, partially offset by $2.5 million of costs related to exiting a product line, and increased medical costs. Operating income in 2001 also included $4.1 million of employee severance costs related to restructuring efforts.

Textiles and Sports Flooring
Textiles and Sports Flooring net sales of $247.2 million decreased in 2002 compared to $262.9 million in 2001. Excluding the effects of favorable foreign exchange rates, net sales decreased 10.2% due to the weak European market, particularly Germany. An operating loss of $4.7 million in 2002 was incurred compared to an operating loss of $0.7 million in 2001. The change was primarily due to the unfavorable impact of lower net sales and a $1.5 million product warranty claims provision. 2002 included restructuring reversals of $0.3 million, which compare to restructuring charges of $1.2 million in 2001. Additionally, 2001 included a fixed asset impairment charge of $8.4 million and a $2.1 million inventory write-down.

Building Products
Building Products net sales of $826.6 million in 2002 decreased from $831.0 million in 2001. Excluding the effects of favorable foreign exchange rates, net sales decreased 2.1%, primarily due to lower volume in the U.S. commercial market. Operating income increased $4.1 million to $96.5 million in 2002 primarily due to lower energy costs and lower selling expenses.

Cabinets
Cabinets net sales of $226.9 million in 2002 increased from net sales of $225.3 million in 2001 due primarily to increased volume. An operating loss of $3.9 million in 2002 compared to operating income of $15.2 million in 2001. This decline resulted primarily from $10.9 million of increased manufacturing costs for material, labor and supply chain inefficiencies, and $6.8 million in charges for inventory write-downs.

All Other
The All Other segment contributed operating income of $2.1 million and $0.3 million for 2002 and 2001, respectively, reflecting the equity investment in Interface Solutions, Inc.

Unallocated Corporate Expense
Unallocated corporate expense of $2,544.8 million in 2002 increased from $38.8 million in 2001 primarily due to a $2.5 billion non-cash asbestos charge, $17.6 million decreased U.S. pension credit, increased professional and advertising expenses, and increased management incentive compensation costs.

Geographic Areas
Based on the geographic location of the customer, net sales of $2.37 billion in the Americas in 2002 were higher, compared to $2.33 billion in 2001, primarily due to higher Wood Flooring sales. Net sales in Europe in 2002 were $694.7 million, compared to $713.1 million in 2001 as Resilient Flooring and European Textiles and Sports Flooring declined, which was partially offset by an increase in the Building Products segment. Net sales to the Pacific area of $104.3 million compared to $99.6 million in 2001 due an increase in the Resilient Flooring segment partially offset by a decline in the Building Products segment.

Long-lived assets in the Americas in 2002 were $945.0 million compared to $962.3 million in 2001. Long-lived assets in Europe in 2002 were $329.6 million compared to $286.3 million in 2001. The increase was primarily due to the favorable effect of foreign exchange rates. Long-lived assets in the Pacific Area in 2002 were $29.1 million compared to $30.0 million in 2001.

2001 COMPARED WITH 2000
Consolidated Results
The following discussions of consolidated results are on a continuing operations basis.

Net sales in 2001 of $3.14 billion were 3.4% lower when compared with net sales of $3.25 billion in 2000. Resilient Flooring net sales decreased 5.9%. Wood Flooring net sales decreased by 4.1%. Textiles and Sports Flooring decreased 5.1%. Building Products net sales decreased by 0.3%. Cabinets increased by 3.3%. Net sales decreased 3.3%, 1.2% and 18.0% in the Americas, Europe, and the Pacific area, respectively. Excluding the effect of foreign exchange, Europe net sales increased 3.1%. (See Industry Segment Results for further discussion.)

Cost of goods sold in 2001 was 75.3% of net sales, compared to cost of goods sold of 73.4% in 2000. In 2001, the Textiles and Sports Flooring segment recorded an $8.4 million impairment charge on certain assets to cost of goods sold and a $2.1 million charge for write-downs related to certain products that will no longer be sold. Excluding these charges, cost of goods sold was 75.0% in 2001. In 2000, excluding a $17.6 million charge to cost of goods sold for write-downs of production-line assets related to the reorganization efforts that were not categorized as restructuring costs, the cost of goods sold was 72.9%. These write-downs of production-line assets primarily related to changes in production facilities and product offerings. While the amount of cost of goods sold in 2001 was lower than 2000, it did not decrease enough to maintain the same percentage of net sales as in 2000. Increases in the price of raw materials, such as natural gas and wood, offset the general savings experienced in cost of goods sold due to the lower sales.

SG&A expenses in 2001 were $596.6 million, or 19.0% of net sales compared to $595.3 million, or 18.3% of net sales in 2000. While 2001 net sales decreased from 2000 amounts, a significant amount of sales and promotional expense, including branding and market development, was incurred in 2001, primarily in the Resilient and Wood Flooring segments. Additionally, 2001 contained higher employee incentive bonus accruals than 2000. These items resulted in an increase in SG&A as a percentage of net sales. SG&A expenses in 2000 contained $18.3 million for CEO and management transition costs, expenses related to the reorganization of European flooring business, asset write-downs related to the decision to vacate office space in Lancaster, PA and write-downs related to product samples.

During 2001, Armstrong recorded non-cash charges of $22.0 million related to a revision of management's assessment of probable asbestos-related insurance asset recoveries. 2000 included a $236.0 million non-cash charge to increase the asbestos-related liability.

Armstrong also recorded net restructuring costs of $9.0 million in 2001, which included $11.8 million for severance payments and pension benefits for approximately 75 employees, including the former Chief Operating Officer of AHI, and a $1.7 million reversal of previous restructuring charges for certain severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. These reorganizations are expected to result in lower manufacturing costs of approximately $0.3 million per year and lower SG&A expenses of approximately $7.1 million per year. AHI expects to record an additional charge of approximately $0.6 million in the first quarter of 2002 related to a further streamlining of the textiles and sports flooring business. Armstrong also reversed $1.1 million related to a formerly occupied building for which AHI no longer believes it will incur any additional costs. This compares to net restructuring and reorganization charges in 2000 of $18.8 million, which included $12.0 million for severance payments and pension benefits for approximately 200 employees and a $1.4 million reversal, comprising severance accruals that were no longer necessary as certain individuals remained employed by Armstrong. In 2000, Armstrong also recorded a $8.2 million charge primarily related to the remaining payments on a noncancelable-operating lease for an office facility in the U.S.

Goodwill amortization was comparable at $22.8 million in 2001 and $23.9 million in 2000.

Operating income in 2001 was $140.1 million compared to $6.7 million in 2000. (See Industry Segment Results for further discussion.)

Interest expense of $13.1 million in 2001 was lower than interest expense of $102.9 million in 2000. In accordance with SOP 90-7, Armstrong did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $99.7 million in 2001 and $7.0 million in 2000.

Other non-operating expense of $11.8 million in 2001 was higher than other non-operating expense of $3.7 million in 2000. The increase was due to higher foreign currency transaction losses, a loss of $3.2 million in 2001 resulting from the impairment of certain equity investments, and a $2.0 million impairment charge in 2001 of a note receivable related to a previous divestiture.

Other non-operating income of $13.0 million was lower than other non-operating income of $80.4 million in 2000. The reduction was primarily due to a $60.2 million gain from the sale of IPG, which was part of the Resilient Flooring segment, a smaller gain on the demutualizations of insurance companies with whom Armstrong has company-owned life insurance policies and lower foreign currency transaction gains.

Armstrong recorded $12.5 million of Chapter 11 reorganization costs, net in 2001 compared to $103.3 million in 2000. See "Proceeding with Chapter 11" for further discussion.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP participants for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The 2001 effective tax rate from continuing operations was 36.7% versus a tax benefit rate of 30.7% for 2000. Excluding the impact of the asbestos charge, the gain on sale of IPG, the restructuring charges and other related expenses and the Chapter 11 reorganization costs, net in 2000, the 2000 effective tax rate was 39.6%. The decrease from 39.6% to 36.7%, was due to improved foreign tax credit utilization and lower foreign taxes partially offset by the negative impact of lower earnings on permanent differences between book and tax. In addition, the 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to completion of state tax audit and/or the expiration of statutes of limitation partially offset by certain non-deductible expenses.

Armstrong reported net earnings of $92.8 million, or $2.27 per diluted share in 2001, compared to net earnings of $12.2 million, or $0.30 per share in 2000.

Industry Segment Results

Resilient Flooring
Resilient Flooring net sales were $1,164.2 million and $1,237.3 million in 2001 and 2000, respectively. Net sales in the Americas decreased 5.0% from the prior year as a result of lower sales of commercial tile (volume and pricing pressure) and residential sheet products (product mix) and the impact of the third quarter 2000 IPG divestiture. Excluding the impact of the IPG divestiture, sales in the Americas decreased 2.6%. Excluding the unfavorable effects of foreign exchange rates, net sales in Europe were 3.7% below last year primarily due to weaker sales of cushion vinyl products. Pacific area net sales decreased $4.9 million versus 2000.

Operating income of $70.8 million in 2001 compared to $80.4 million in 2000. Operating income in 2001 includes $2.8 million of income from the reversal of previously accrued potential preference claims that have been resolved as well as $2.8 million of environmental and building demolition expenses at one manufacturing facility. Excluding expenses associated with reorganizing the European business and other management changes, operating income was $108.9 million in 2000. The operating income reduction was driven primarily by lower sales and higher selling and promotional expenses, including brand and market development expenses and the impact of the IPG divestiture, partially offset by lower production costs.

Wood Flooring
Wood Flooring net sales of $655.3 million in 2001 decreased from net sales of $683.3 million in 2000. This 4.1% decrease was driven primarily by lower sales volume and pricing within the independent wholesaler channel. Operating income of $0.9 million in 2001 compared to operating income of $57.8 million in 2000. The decrease was primarily driven by competitive pricing pressure, lower sales, higher lumber costs, product quality issues, and higher selling and promotional expenses.

Textiles and Sports Flooring
Textiles and Sports Flooring net sales of $262.9 million in 2001 compared to $277.0 million in 2000. Excluding the impact of unfavorable foreign exchange rates, net sales decreased 2.2% primarily due to a weak European market. An operating loss of $0.7 million in 2001 was incurred compared to operating income of $5.2 million in 2000. The 2001 operating loss was due to an $8.4 million fixed asset impairment charge and a $2.1 million inventory write-down. Excluding these charges, 2001 operating income would have been $9.8 million. Operating income in 2000 included approximately $3.0 million for employee severance accruals.

Building Products
Building Products net sales of $831.0 million in 2001 decreased slightly from $833.1 million in 2000 as the full year impact of the Gema acquisition helped to offset the slow down experienced in the commercial construction markets. Excluding the net sales of Gema, net sales decreased 2.8%. Net sales in the Americas decreased 2.4% versus 2000 due to unit volume in the U.S. commercial business partially offset by improvements in the price/product mix as well as sales from new product lines. Excluding the impact of unfavorable foreign exchange rates and incremental net sales from Gema, net sales in Europe remained flat compared to 2000. Pacific area net sales decreased $4.1 million versus 2000. Operating income decreased $21.5 million to $92.4 million in 2001 primarily due to higher energy costs and lower unit volume.

Cabinets
Cabinets net sales of $225.3 million in 2001 increased from net sales of $218.2 million in 2000 due to a favorable product mix and volume growth. Operating income of $15.2 million in 2001 compared to operating income of $16.5 million in 2000. Excluding restructuring charges of $1.1 million in 2001, operating income was $16.3 million, which is comparable to 2000. The 2001 net sales increase was offset by higher selling expenses and additional allocations of general and administrative expenses shared with the Wood Flooring segment.

All Other
The All Other segment contributed operating income of $0.3 million and $0.1 million for 2001 and 2000, respectively, reflecting the equity investment in Interface Solutions, Inc.

Unallocated Corporate
Excluding charges for asbestos liability, net, unallocated corporate expense of $16.8 million in 2001 compared to $31.2 million of expense in 2000. The 2001 expense includes a U.S. pension credit of $56.8 million compared to a 2000 credit of $63.9 million. The 2000 expense also includes $19.7 million in expenses related to the CEO transition and other management changes and the decision to vacate an office facility in the U.S.

Geographic Areas
Based on the geographic location of the customer, net sales of $2.33 billion in the Americas in 2001 were lower, compared to $2.41 billion in 2000, primarily due to lower Resilient Flooring sales. Net sales in Europe in 2001 were $713.1 million, compared to $721.7 million in 2000, as the full year impact of the Gema acquisition partially offset declines in the Resilient Flooring and Building Products segments. Net sales to the Pacific area of $99.6 million compared to $121.4 million in 2000 due to volume declines in the Resilient Flooring and Building Products segments.

Long-lived assets in the Americas in 2001 were $962.3 million compared to $974.6 million in 2000. Long-lived assets in Europe in 2001 were $286.3 million compared to $314.4 million in 2000. The decrease was primarily due to an $8.4 million fixed asset impairment charge in the Textiles and Sports Flooring segment and the divestiture of certain physical assets. Long-lived assets in the Pacific area in 2001 were $30.0 million compared to $32.0 million in 2000.

FINANCIAL CONDITION AND LIQUIDITY

2002 COMPARED TO 2001
As shown on the Consolidated Balance Sheets, Armstrong had cash and cash equivalents of $380.0 million at December 31, 2002, compared with $277.4 million at the end of 2001. The ratio of current assets to current liabilities was 3.11 to 1 as of December 31, 2002, compared with 2.99 to 1 as of December 31, 2001.

Long-term debt, excluding debt subject to compromise, was $39.9 million at December 31, 2002, compared with $50.3 million at the end of 2001. All other outstanding prepetition long-term debt is owed by entities that filed for Chapter 11 protection, and therefore has been classified as liabilities subject to compromise at December 31, 2002 and 2001.

As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities for the year ended December 31, 2002, was $223.5 million compared with $272.1 million in 2001. The decrease was primarily due to an increase in income taxes paid and lower asbestos insurance asset recoveries.

Net cash used for investing activities was $104.1 million for the year ended December 31, 2002, compared with $113.9 million in 2001. The decrease was primarily due to $5.6 million spent in 2001 to purchase some of the remaining minority equity interest of majority owned entities consolidated within the Resilient Flooring segment.

Net cash used for financing activities was $23.8 million for the year ended December 31, 2002, compared with $37.9 million in 2001. The decrease was primarily due to lower payments of long-term debt.

AHI's liquidity needs for operations vary throughout the year. Therefore, AHI retains lines of credit to draw upon as needed to meet these needs. Additionally, AHI has letter of credit issuance capabilities under the DIP Facility (described below). AHI believes that cash on hand and generated from operations, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs.

DIP Facility
On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. Obligations to reimburse drawings upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Facility as of December 31, 2002 or 2001. As of December 31, 2002 and 2001, AWI had approximately $28.7 million and $8.4 million, respectively, in letters of credit which were issued pursuant to the DIP Facility. The DIP Facility also contains several covenants including, among other things, limits on asset sales, capital expenditures and a required ratio of debt to cash flow.

Asbestos-related litigation
AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. See Note 1 of the Consolidated Financial Statements for further discussion on how the Chapter 11 process may address AWI's asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

As discussed previously, AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. Based upon the foregoing, the discussions AWI has had with representatives of such entities within the last several months and the hearings held before the Court in the last several months, management now believes that it is reasonably likely that the claims addressed in the POR will be satisfied substantially in the manner set forth in the POR. As a result, AWI has concluded that it can reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The asbestos-related liability of approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability is before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. The plaintiffs' motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of December 31, 2002. See Note 1 of the Consolidated Financial Statements for further discussion of property damage claims in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company ("Home") under an order of rehabilitation. Less than $10 million of AWI's recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of December 31, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at December 31, 2002, approximately $35.7 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of December 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. As of February 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Based upon the events described above, management came to a belief that AWI's asbestos-related liability will be settled substantially in the manner set forth in the POR. As a result, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability to approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise. The fourth quarter charge was determined by calculating an implied liability based upon the provisions of the POR and Disclosure Statement. However no change was made to the estimated asbestos-related insurance recovery asset. Many uncertainties continue to exist about the matters impacting AWI's asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

2001 COMPARED TO 2000
As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities for the year ended December 31, 2001, was $272.1 million compared with $27.8 million in 2000. The increase was primarily due to the absence of asbestos-related claims payments in 2001.

Net cash used for investing activities was $113.9 million for the year ended December 31, 2001, compared with cash provided by investing activities of $179.3 million in 2000. The decrease was primarily due to $329.9 million of proceeds from the sales of businesses in 2000.

Net cash used for financing activities was $37.9 million for the year ended December 31, 2001, compared with $70.9 million in 2000. The decrease was primarily due to no dividend payments in 2001, compared with $58.1 million of dividend payments in 2000, offset by net debt payments of $33.4 million in 2001 compared with net debt payments of $16.9 million in 2000.

ACQUISITIONS AND DISPOSITIONS
Discontinued Operations
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by Emerging Issues Task Force ("EITF") Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share in 2000. During 2001, AHI recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

Other Divestitures
On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in an after tax gain of $44.1 million ($60.2 million pretax) or $1.10 per share and was recorded in other non-operating income during the third quarter of 2000. The financial results of IPG were reported as part of the Resilient Flooring segment. Under the terms of a supply agreement, Armstrong agreed to purchase some of its installation products needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The agreement also called for price adjustments based upon changing market prices for raw materials, labor and energy costs. During February 2003, Armstrong and Ardex reached a settlement in principle on several open issues, which must be approved by the Court. The settlement allowed for the payment of the pre-petition liability to Ardex with a discount, adjusted the pricing for Armstrong's adhesives purchases, eliminated the minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex will file a proof of claim related to environmental remediation in AWI's Chapter 11 Case, which will be treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its July 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within selling, general and administrative ("SG&A") expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

Acquisitions
During 2001, AHI spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, AHI acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. The purchase agreement requires that the former owners of Gema are advised of the probable contingent consideration calculation within 30 days of the Gema's audited financial statements being available. If the former owners do not accept such calculation within 30 days, the contingent consideration calculation will be finally determined by a third party. Management expects any contingent consideration to be negligible.

The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of net tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment.

CONTRACTUAL OBLIGATIONS
As part of its normal operations, AHI enters into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2002. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that still require performance to be rendered by AHI or the counter-party, or have variable payment structures without minimum payments, are excluded. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

(millions)                                      2003     2004      2005      2006      2007     Thereafter     Total
---------                                      ------   ------    ------    ------    ------   -----------    -------
Long-Term Debt /(1)/                           $  6.7   $  7.6    $  6.7    $  5.1    $  1.6   $      18.9    $  46.6
Capital Lease Obligations /(2)/                   1.4      2.6       1.7       1.0       0.7           0.3        7.7
Operating Lease Obligations /(2)/                15.0     11.7       7.8       5.0       3.0           9.8       52.3
Unconditional Purchase Obligations /(3)/         15.2     14.1       3.6       0.7       0.5           0.5       34.6
Other Long-Term Obligations /(4)/                 7.0      2.1       0.1       0.1       0.1           0.1        9.5
                                               ------   ------    ------    ------    ------   -----------    -------
Total Contractual Obligations                  $ 45.3   $ 38.1    $ 19.9    $ 11.9    $  5.9   $      29.6    $ 150.7
                                               ======   ======    ======    ======    ======   ===========    =======

/(1)/ Payments for long-term debt obligations exclude debt subject to compromise.
/(2)/ Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year. AWI has issued financial guarantees to assure payment on behalf of AWI's subsidiaries in the event of default on various debt and lease obligations in the table above. AHI and AWI have not issued any guarantees on behalf of joint-venture or unrelated businesses.
/(3)/ Unconditional purchase obligations include purchase contracts whereby AHI must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased ("take or pay" contracts) and service agreements. Included in this amount are payments that were required to be paid under a supply agreement to the purchaser of Armstrong's former adhesive business that was divested in 2000. Subsequently, in February 2003, a settlement in principle was reached which, among other things, eliminated the minimum purchase requirements that are included in the table above in the amounts of $3.0 million in 2003 and 2004, and $1.8 million in 2005. See "Other Divestitures" section for further discussion.
/(4)/ Other long-term obligations include payments under employee service and severance agreements as well as retainer payments to advisors within the Chapter 11 Case.

As of December 31, 2002, Armstrong maintained agreements with the lending institutions of two of its distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any Armstrong product still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. The last agreement will expire in February 2004. At December 31, 2002, the amount of inventory held at these distributors was less than $8.0 million. No claim has been made under any of these agreements and AHI does not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

Armstrong is party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on October 31, 2005. Had these agreements terminated at December 31, 2002, Armstrong would have been obligated to purchase approximately $6.1 million of inventory. Historically, due to production planning, Armstrong has not had to purchase material amounts of product at the end of similar contracts. Accordingly, Armstrong has recorded no liability for these guarantees.

As part of its executive compensation plan, AHI offers certain executives the ability to participate in a split-dollar insurance program where AHI is responsible for remitting the premiums. As of December 31, 2002, AHI carried a cash surrender value asset of $5.3 million related to this program. Should AHI discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, AHI currently believes it would be inappropriate to make the premium payments for four of the executives participating in this plan. As a result, beginning in 2003, AHI requires these four individuals to make the premium payments if they wish to continue the policy.

AHI utilizes other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of AHI's failure to pay its obligations to the beneficiary. This table summarizes the commitments AHI has available for use and has outstanding. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia prior to the Filing have been renewed at their scheduled expiration date.

                                 Total          Less
Other Commercial                Amounts        Than 1        1 - 3        4 - 5         Over 5
Commitments                    Committed        Year         Years        Years         Years
--------------------------  ---------------  ----------   -----------  -----------   -----------
Standby Letter of Credit        $ 59.6         $59.0         $0.6            --             --

In addition, AHI has lines of credit totaling $51.1 million, of which $5.9 million was used at December 31, 2002 and $45.2 million was available to ensure funds are available to meet operating requirements. Subsequent to December 31, 2002, lines of credit for the Building Products segment totaling $0.7 million were withdrawn by the lender.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts effective the date of Filing. Parties having claims under those contracts could have filed claims in AWI's Chapter 11 Case, which will be dealt with as part of the Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Court. See Item 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2002. See Item 3 regarding Litigation for additional information.

In September 1999, Armstrong sold its Textiles Products operations. As part of the divestiture agreement, Armstrong transferred certain liabilities and assets to the purchaser to cover pension payments earned by the workforce as of the sale date. Armstrong also will reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, Armstrong also agreed to reimburse the purchaser for the tax impact of Armstrong's reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2002, Armstrong maintained a $1.2 million liability for this guarantee and the maximum payments could be approximately $2.6 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 to the Consolidated Financial Statements for a discussion of the ESOP loan guarantee.

RELATED PARTIES
Armstrong sold 65% of its ownership in its gasket products subsidiary, (now known as Interface Solutions, Inc. or "ISI") on June 30, 1999. Armstrong still retains 35% ownership of this business as of December 31, 2002. As part of the divestiture, Armstrong agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, Armstrong is required to purchase at least 75% of its felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. Armstrong can purchase felt products from another supplier if ISI's prices are more than 10% higher than another supplier's prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but Armstrong is free to seek alternatives to felt products. Additionally, Armstrong receives nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in Armstrong's Chapter 11 Case requesting payment for Armstrong's prepetition obligations. This matter was settled in November 2002 with Armstrong receiving a net payment of $0.2 million, with the Bankruptcy Court's approval.

See "Other Divestitures" for a discussion of Armstrong's relationship with Ardex.

Armstrong purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $41 million, $38 million and $41 million for the years ended December 31, 2002, 2001 and 2000, respectively. Armstrong also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from Armstrong.

As discussed in Item 13, AHI did not have any material related party transactions with any of its outside directors.

NEW ACCOUNTING PRONOUNCEMENTS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which establishes the accounting for an obligation associated with the retirement of tangible long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. While AHI is finalizing its review of this standard, adoption of this standard is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. The standard is effective for activities initiated after December 31, 2002. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at project initiation. The standard also establishes that the liability should be recorded at fair value. The adoption of this standard is not expected to have a material impact on AHI's consolidated results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of the standard were effective December 31, 2002. The disclosure requirements have been adopted and are included in this annual 10-K report. The recognition and initial measurement provisions are effective for guarantees entered into or modified after December 31, 2002. While AHI is finalizing its review of this standard, adoption of this standard is not anticipated to have a material impact on AHI's consolidated results of operations or financial condition.

In November 2002, the Emerging Issues Task Force released Issue No. 00-21, "Revenue with Multiple Deliverables." This pronouncement, effective for revenue arrangements entered into after June 30, 2003, defines multiple deliverables and describes when revenue should be recognized. While AHI is finalizing its review of the standard, adoption of this standard is not anticipated to have a material impact on AHI's consolidated results of operations or financial condition.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended FASB Statement No. 123 "Accounting for Stock-Based Compensation." AHI adopted the disclosure requirements in this Form 10-K. Since AHI currently does not plan to adopt the fair value method of accounting of Statement No. 123, AHI anticipates no material impact on consolidated results of operations or financial condition in 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which addresses consolidation by businesses of variable interest entities. AHI does not anticipate any impact from this interpretation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk
Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage Armstrong's exposure to nonperformance on such instruments.

Interest Rate Sensitivity
Due to AWI's Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case and during the pendency thereof, AWI does not expect to pay any principal, interest or other payments in respect thereof unless approved by the Bankruptcy Court. However, AHI also has debt of entities that were not a part of the Chapter 11 filing, which are being paid on schedule. The table below provides information about Armstrong's long-term debt obligations as of December 31, 2002, and December 31, 2001, including cash flows and related weighted-average interest rates by scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is Armstrong's reporting currency. The amounts below reflect only post-petition debt and debt of entities that are not a part of the Chapter 11 Filing.

                                                                                              After
Scheduled maturity date               2003         2004       2005       2006       2007      2008        Total
($ millions)                          ----         ----       ----       ----       ----      ----        -----
-----------
As of December 31, 2002
Long-term debt:
   Fixed rate                       $   6.2      $   7.1     $  6.2     $  4.6     $ 1.4     $  8.0      $  33.5
   Avg. interest rate                  6.34%        6.57%      6.45%      6.41%     7.17%      6.74%        6.54%
----------------------------------------------------------------------------------------------------------------
   Variable rate                    $   0.5      $   0.5     $  0.5     $  0.5     $ 0.2     $ 10.9      $  13.1
   Avg. interest rate                  3.01%        2.77%      2.77%      2.77%     1.25%      1.80%        1.95%

                                                                                              After
                                      2002         2003       2004       2005       2006      2007        Total
                                      ----         ----       ----       ----       ----      ----        -----
As of December 31, 2001
Long-term debt:
   Fixed rate                       $   6.1      $   1.2     $  3.0     $  1.1     $15.6     $ 19.4      $  46.4
   Avg. interest rate                  6.12%        5.26%      6.34%      7.50%     6.04%      5.37%        5.80%
----------------------------------------------------------------------------------------------------------------
   Variable rate                         --           --         --         --        --     $ 10.0      $  10.0
   Avg. interest rate                    --           --         --         --        --       2.20%        2.20%

Exchange Rate Sensitivity
Armstrong manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2002, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

Armstrong has used foreign currency forward exchange contracts to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged.

Armstrong also has used foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details Armstrong's outstanding currency instruments as of December 31, 2002 and 2001. All the instruments outstanding as of December 31, 2002 have scheduled maturity before dates before December 31, 2003.

Notional Amount (millions):                December 31, 2002   December 31, 2001
---------------------------                -----------------   -----------------
   Forward contracts                             $277.5              $189.9
Fair Value (millions):
----------------------
   Forward contracts - Asset/(Liability)         $ (4.6)             $  1.7

Commodity Price Sensitivity
Armstrong purchases natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of its facilities. As a result, Armstrong is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing natural gas cost volatility through derivative instruments, including swap contracts, purchased call options, and zero-cash collars. The table below provides information about Armstrong's natural gas contracts as of December 31, 2002 and 2001 that are sensitive to changes in commodity prices. Notional amounts and price ranges are in millions of Btu's (MMBtu).

                                                                                 Maturing in:
                                                           ---------------------------------------------------------
On balance sheet commodity related derivatives                    2003               2004               Total
                                                           -------------------  --------------   -------------------
As of December 31, 2002
-----------------------
   Contract amounts (MMBtu)                                     5,250,000          1,840,000          7,090,000
   Contract price range ($/MMBtu)                             $2.83 - $4.95      $3.68 - $5.00      $2.83 - $5.00
   Assets at fair value (millions)                                $3.3               $0.6               $3.9

                                                                                 Maturing in:
                                                           ---------------------------------------------------------
                                                                  2002               2003               Total
                                                           -------------------  --------------   -------------------
As of December 31, 2001
-----------------------
   Contract amounts (MMBtu)                                     5,500,000          1,740,000          7,240,000
   Contract price range ($/MMBtu)                             $3.54 - $4.40      $2.89 - $4.23      $2.89 - $4.40
   (Liabilities) at fair value (millions)                         $(4.8)             $(0.4)             $(5.2)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMSTRONG HOLDINGS, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves


ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Reserves

QUARTERLY FINANCIAL INFORMATION
ARMSTRONG HOLDINGS, INC.

(millions except for per share data)                  First        Second       Third       Fourth     Total year
-----------------------------------                 --------      -------      -------    ---------    ----------
2002    Net sales                                   $  748.0      $ 825.7      $ 846.5    $   752.1    $  3,172.3
----
        Gross profit                                   194.2        207.6        205.6        160.4         767.8
        Earnings (loss) from continuing
        operations before cumulative effect
        of a change in accounting principle             21.9         27.7         29.4     (1,628.0)     (1,549.0)
            Per share of common stock:
               Basic                                    0.54         0.68         0.73       (40.20)       (38.25)
               Diluted                                  0.54         0.68         0.72       (40.20)       (38.25)

        Net earnings (loss)                           (571.9)        27.7         29.4     (1,628.0)     (2,142.8)
            Per share of common stock:
               Basic                                  (14.12)        0.68         0.73       (40.20)       (52.91)
               Diluted                                (14.12)        0.68         0.72       (40.20)       (52.91)

        Price range of common stock--high               4.10         3.82         1.98         1.85          4.10
        Price range of common stock--low                2.70         1.79         1.28         0.24          0.24

2001    Net sales                                   $  780.3      $ 814.7      $ 805.4    $   738.3    $  3,138.7
----
        Gross profit                                   197.5        220.2        199.2        157.1         774.0
        Earnings (loss) from continuing
        operations                                      25.2         34.5         14.3         (0.8)         73.2
            Per share of common stock:
               Basic                                    0.62         0.85         0.35        (0.02)         1.81
               Diluted                                  0.62         0.84         0.35        (0.02)         1.79

        Net earnings (loss)                             20.3         32.1         41.2         (0.8)         92.8
            Per share of common stock:
               Basic                                    0.50         0.79         1.02        (0.02)         2.29
               Diluted                                  0.50         0.78         1.01        (0.02)         2.27
        Price range of common stock--high               5.69         4.05         3.74         3.80          5.69
        Price range of common stock--low                2.06         3.20         2.20         2.34          2.06

There were no dividends paid in 2002 or 2001. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis and may differ from previously reported amounts due to reclassifications to conform with current presentation. The sum of the quarterly earnings per share data does not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2002 Compared With Fourth Quarter 2001
Net sales of $752.1 million in the fourth quarter of 2002 increased from net sales of $738.3 million in the fourth quarter of 2001, an increase of 1.9%. Excluding the effect of foreign exchange, net sales decreased 0.4%. Resilient Flooring net sales decreased 3.2% due to the effects of amendments to distribution agreements described below, partially offset by increased net sales in laminate due to volume and product mix. Wood Flooring net sales increased by 12.4% due to overall increases in volume and price. Textiles and Sports Flooring increased 4.0%, but excluding the effect of foreign exchange, decreased 4.7% due to lower sales volume and pricing. Building Products net sales increased by 3.4% due to favorable effects of foreign exchange and increased volume. Cabinets decreased by 14.0% due to lower sales volume. Net sales increased 0.9% and 7.2% in the Americas and Europe, respectively, with the Pacific area remaining constant. Excluding the effect of foreign exchange, Europe net sales decreased 1.6%.

During the fourth quarter of 2002, AHI amended its agreements with its independent U.S. distributors related to sales of certain products to major home center retailers in the Resilient Flooring and Building Products segments. Sales are recorded under these agreements when the products are shipped from the distributor's location to these retailers. Approximately $20.8 million of revenue and $8.3 million of operating income will be recorded in subsequent periods of 2003 for products shipped to these distributors during the fourth quarter of 2002.

For the fourth quarter of 2002 and 2001, the cost of goods sold was 78.7% of sales. During the fourth quarter of 2002, a charge of $9.3 million was recorded relating to fixed asset impairment charges and inventory adjustments. Cost of sales for the fourth quarter of 2002 also included a $2.4 million decreased U.S. pension credit. During the fourth quarter of 2001, a charge of $5.5 million was recorded to revise management's best estimate for the accrual of workers compensation claims.

Selling, general and administrative (SG&A) expenses for the fourth quarter of 2002 were $150.0 million as compared to $146.6 million for the fourth quarter of 2001. The increase is primarily due to a $2.0 million decreased U.S. pension credit. 2001 included $2.8 million of income from the reversal of previously-accrued potential preference claims that have been resolved, as well as $2.8 million of environmental and building demolition expenses at one manufacturing facility.

The fourth quarter of 2002 included a non-cash asbestos charge of $2.5 billion to increase its estimate of probable asbestos-related liability. See Note 32 of the Consolidated Financial Statements.

In accordance with FAS 142, which was effective January 1, 2002, goodwill is no longer amortized. As such, 2002 includes no goodwill amortization, which compares to $5.7 million of goodwill amortization in 2001.

An operating loss from continuing operations of $2,485.8 million in the fourth quarter of 2002 compared to operating income of $1.8 million in the fourth quarter of 2001. Operating income prior to the asbestos charge in the fourth quarter of 2002 was $14.2 million. Operating income prior to goodwill amortization in the fourth quarter of 2001 was $7.5 million. The increase prior to the asbestos charge and goodwill amortization is primarily the result of the $6.0 million restructuring charge in the fourth quarter of 2001, a change in vacation policy in 2002 resulting in a $2.9 million benefit within the Wood Flooring and Cabinets segments, increased net sales and improved operating performance in Wood Flooring, partially offset by increases in SG&A, as discussed above.

Other non-operating expense in the fourth quarter of 2002 of $5.8 million compared to $3.1 million in 2001. The increase was due to a $5.3 million charge related to an environmental expense for a divested business, offset by lower foreign currency transaction gains.

The effective tax rate benefit for the fourth quarter of 2002 was 34.8% compared to a tax benefit rate of 85.7% for the same period of 2001. The rate for 2002 reflects the impact of an asbestos-related charge. The rate for 2001 was aided by improving foreign tax credit utilization.

Net loss of $1,628.0 million in the fourth quarter of 2002 compared to net loss of $0.8 million in the fourth quarter of 2001.

                         Part 1 - Financial Information
                          Item 1 - Financial Statements

                   Armstrong Holdings, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                 (amounts in millions, except per share amounts)


                                                                                          Years Ended December 31,
                                                                                      2002          2001          2000
                                                                                      ----          ----          ----
Net sales                                                                          $ 3,172.3     $ 3,138.7     $ 3,248.9
Cost of goods sold                                                                   2,404.5       2,364.7       2,386.2
                                                                                   ---------     ---------     ---------
Gross profit                                                                           767.8         774.0         862.7

Selling, general and administrative expenses                                           624.9         596.6         595.3
Charge for asbestos liability, net                                                   2,500.0          22.0         236.0
Restructuring and reorganization charges, net                                            1.9           9.0          18.8
Goodwill amortization                                                                      -          22.8          23.9
Equity (earnings) from affiliates, net                                                 (21.7)        (16.5)        (18.0)
                                                                                   ---------     ---------     ---------
Operating income (loss)                                                             (2,337.3)        140.1           6.7

Interest expense (unrecorded contractual interest
   of $99.2, $99.7, and $7.0)                                                           13.8          13.1         102.9
Other non-operating expense                                                              8.2          11.8           3.7
Other non-operating income                                                              (6.0)        (13.0)        (80.4)
Chapter 11 reorganization costs, net                                                    23.5          12.5         103.3
                                                                                   ---------     ---------     ---------

Earnings (loss) from continuing operations before income taxes and
   cumulative effect of a change in accounting principle                            (2,376.8)        115.7        (122.8)
Income tax expense (benefit)                                                          (827.8)         42.5         (37.7)
                                                                                   ---------     ---------     ---------

Earnings (loss) from continuing operations before cumulative
   effect of a change in accounting principle                                       (1,549.0)         73.2         (85.1)
Cumulative effect of a change in accounting principle, net of tax of $2.2             (593.8)            -             -
                                                                                   ---------     ---------     ---------

Earnings (loss) from continuing operations                                         $(2,142.8)    $    73.2     $   (85.1)
                                                                                   ---------     ---------     ---------

Income from discontinued operations, net of tax of $3.9                                    -             -           6.3
Gain (loss) on sale of discontinued operations, net of tax of $0.0 and $39.2               -          (1.1)        114.8
Net loss on expected disposal of discontinued operations,
   net of tax of $0.0 and $10.7                                                            -          (3.3)        (23.8)
Net reversal of income on discontinued operations no longer to be
   disposed of, net of tax of $10.7                                                        -          24.0             -
                                                                                   ---------     ---------     ---------
Earnings from discontinued operations                                                      -          19.6          97.3
                                                                                   ---------     ---------     ---------

Net earnings (loss)                                                                $(2,142.8)    $    92.8     $    12.2
                                                                                   =========     =========     =========

Earnings (loss) per share of common stock, continuing operations before cumulative effect of a change in accounting principle:
    Basic                                                                          $  (38.25)    $    1.81     $   (2.12)
    Diluted                                                                        $  (38.25)    $    1.79     $   (2.12)

Loss per share of common stock, cumulative effect of a change in accounting principle:
    Basic                                                                          $  (14.66)    $       -     $       -
    Diluted                                                                        $  (14.66)    $       -     $       -

Earnings per share of common stock, discontinued operations:
    Basic                                                                          $       -     $    0.48     $    2.42
    Diluted                                                                        $       -     $    0.48     $    2.40

Net earnings (loss) per share of common stock:
    Basic                                                                          $  (52.91)    $    2.29     $    0.30
    Diluted                                                                        $  (52.91)    $    2.27     $    0.30

Average number of common shares outstanding:
    Basic                                                                               40.5          40.5          40.2
    Diluted                                                                             40.7          40.8          40.5

See accompanying notes to consolidated financial statements beginning on page
65.

                   Armstrong Holdings, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                     (amounts in millions except share data)


                                       Assets                                        December 31, 2002      December 31, 2001
                                       ------                                        -----------------      -----------------
Current assets:
    Cash and cash equivalents                                                            $    380.0              $   277.4
    Accounts and notes receivable, net                                                        332.4                  323.3
    Inventories, net                                                                          443.4                  436.3
    Deferred income taxes                                                                      14.7                   11.5
    Other current assets                                                                       85.4                   64.1
                                                                                         ----------              ---------
           Total current assets                                                             1,255.9                1,112.6

Property, plant and equipment, less accumulated depreciation and
    amortization of $1,263.8 and $1,143.3, respectively                                     1,303.7                1,278.6

Insurance receivable for asbestos-related liabilities, non-current                            174.1                  192.1
Prepaid pension costs                                                                         435.2                  392.9
Investment in affiliates                                                                       43.9                   39.6
Goodwill, net                                                                                 227.6                  822.8
Other intangibles, net                                                                         87.9                   94.1
Deferred income tax assets, non-current                                                       869.7                      -
Other noncurrent assets                                                                       106.8                  105.4
                                                                                         ----------              ---------
           Total assets                                                                  $  4,504.8              $ 4,038.1
                                                                                         ==========              =========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current liabilities:
    Short-term debt                                                                      $     12.3              $    18.9
    Current installments of long-term debt                                                      6.7                    6.1
    Accounts payable and accrued expenses                                                     359.3                  306.7
    Income taxes                                                                               26.0                   40.8
                                                                                         ----------              ---------
           Total current liabilities                                                          404.3                  372.5
                                                                                         ----------              ---------

Liabilities subject to compromise                                                           4,861.1                2,357.6

Long-term debt, less current installments                                                      39.9                   50.3
Postretirement and postemployment benefit liabilities                                         255.1                  244.4
Pension benefit liabilities                                                                   185.9                  148.9
Other long-term liabilities                                                                    75.0                   76.8
Deferred income taxes                                                                          20.7                   18.4
Minority interest in subsidiaries                                                               9.5                    8.8
                                                                                         ----------              ---------
           Total noncurrent liabilities                                                     5,447.2                2,905.2

Shareholders' equity (deficit):
    Common stock, $1 par value per share
       Authorized 200 million shares; issued 51,878,910 shares                                 51.9                   51.9
    Capital in excess of par value                                                            167.6                  166.8
    Reduction for ESOP loan guarantee                                                        (142.2)                (142.2)
    Retained earnings (deficit)                                                              (898.5)               1,244.3
    Accumulated other comprehensive loss                                                      (12.2)                 (47.1)
    Less common stock in treasury, at cost
       2002 - 11,201,326 shares; 2001 - 11,176,617 shares                                    (513.3)                (513.3)
                                                                                         ----------              ---------
           Total shareholders' equity (deficit)                                            (1,346.7)                 760.4
                                                                                         ----------              ---------

           Total liabilities and shareholders' equity                                    $  4,504.8              $ 4,038.1
                                                                                         ==========              =========

See accompanying notes to consolidated financial statements beginning on page
65.

                   Armstrong Holdings, Inc., and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                 (amounts in millions, except per share amounts)

                                                                            2002                  2001               2000
                                                                            ----                  ----               ----
Common stock, $1 par value:
--------------------------
Balance at beginning and end of year                                     $    51.9              $   51.9           $   51.9
                                                                         ---------              --------           --------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                             $   166.8              $  162.2           $  176.4
Stock issuances and other                                                      0.8                   4.6               (8.9)
Contribution of treasury stock to ESOP                                           -                     -               (5.3)
                                                                         ---------              --------           --------
Balance at end of year                                                   $   167.6              $  166.8           $  162.2
                                                                         ---------              --------           --------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                             $  (142.2)             $ (142.2)          $ (190.3)
Principal paid                                                                   -                     -               13.2
Loans to ESOP                                                                    -                     -               (7.3)
Interest on loans to ESOP                                                        -                     -               (1.1)
Contribution of treasury stock to ESOP                                           -                     -               (4.1)
Impairment of loans to ESOP                                                      -                     -               43.3
Accrued compensation                                                             -                     -                4.1
                                                                         ---------              --------           --------
Balance at end of year                                                   $  (142.2)             $ (142.2)          $ (142.2)
                                                                         ---------              --------           --------

Retained earnings (deficit):
---------------------------
Balance at beginning of year                                             $ 1,244.3              $1,151.5           $1,196.2
Net earnings (loss) for year                                              (2,142.8) $(2,142.8)      92.8  $92.8        12.2  $ 12.2
Tax benefit on dividends paid on unallocated ESOP common shares                  -                     -                1.2
                                                                         ---------              --------           --------
  Total                                                                  $  (898.5)             $1,244.3           $1,209.6
Less common stock dividends (per share $1.44 in 2000)                            -                     -               58.1
                                                                         ---------              --------           --------
Balance at end of year                                                   $  (898.5)             $1,244.3           $1,151.5
                                                                         ---------              --------           --------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                             $   (47.1)             $  (45.2)          $  (16.5)
  Foreign currency translation adjustments                                    37.7                  (3.3)             (17.2)
  Derivative gain (loss), net                                                  6.9                  (3.3)                 -
  Realized loss on available for sale securities                                 -                   2.0                  -
  Unrealized loss on available for sale securities                                                     -               (2.0)
  Minimum pension liability adjustments                                       (9.7)                  2.7               (9.5)
                                                                         ---------              --------           --------
 Total other comprehensive income (loss)                                      34.9       34.9       (1.9)  (1.9)      (28.7)  (28.7)
                                                                         ---------  ---------   --------  -----    --------  ------
Balance at end of year                                                   $   (12.2)             $  (47.1)          $  (45.2)
                                                                         ---------              --------           --------

Comprehensive income (loss)                                                         $(2,107.9)            $90.9              $(16.5)
---------------------------                                                         =========             =====              ======

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                             $   513.3              $  513.1           $  538.5
Stock purchases                                                                  -                   0.3                1.6
Stock issuance activity, net                                                     -                  (0.1)             (17.6)
Contribution of treasury stock to ESOP                                           -                     -               (9.4)
                                                                         ---------              --------           --------
Balance at end of year                                                   $   513.3              $  513.3           $  513.1
                                                                         ---------              --------           --------

Total shareholders' equity (deficit)                                     $(1,346.7)             $  760.4           $  665.1
                                                                         =========              ========           ========

See accompanying notes to consolidated financial statements beginning on page
65.

                   Armstrong Holdings, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)

                                                                                            Years Ended December 31,
                                                                                            2002      2001      2000
                                                                                            ----      ----      ----
Cash flows from operating activities:
  Net (loss)/earnings                                                                     $(2,142.8) $  92.8  $   12.2
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
   Cumulative effect of change in accounting principle, net                                   593.8        -         -
   Depreciation and amortization, continuing operations                                       136.7    156.8     164.4
   Depreciation and amortization, discontinued operations                                         -        -       4.1
   Loss (gain) on sale of businesses, net                                                         -      0.9    (183.9)
   Reversal of loss on expected disposal of discontinued business                                 -    (31.4)        -
   Deferred income taxes                                                                     (870.4)    23.7     (35.7)
   Equity (earnings) from affiliates, net                                                     (21.7)   (16.5)    (18.0)
   Chapter 11 reorganization costs, net                                                        23.5     12.5     103.3
   Chapter 11 reorganization costs payments                                                   (23.0)   (15.0)     (2.6)
   Restructuring and reorganization charges, net of reversals                                   1.9      9.0      18.8
   Restructuring and reorganization payments                                                   (2.1)   (14.1)     (7.9)
   Recoveries (payments) for asbestos-related claims, net                                      16.0     32.2    (199.2)
   Charge for asbestos liability, net                                                       2,500.0     22.0     236.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
   Decrease in receivables                                                                     11.7     45.8      37.2
   (Increase)/decrease in inventories                                                          18.1    (50.7)     13.8
   (Increase)/decrease in other current assets                                                (19.8)    25.6     (12.6)
   (Increase) in other noncurrent assets                                                      (42.0)   (71.0)    (41.6)
   Increase/(decrease) in accounts payable and accrued expenses                                30.1     15.0     (80.1)
   Increase in income taxes payable                                                             0.2     10.1      25.9
   Increase/(decrease) in other long-term liabilities                                          11.9      3.0     (23.5)
   Other, net                                                                                   1.4     21.4      17.2
                                                                                          ---------  -------  --------
Net cash provided by operating activities                                                     223.5    272.1      27.8
                                                                                          ---------  -------  --------

Cash flows from investing activities:
  Purchases of property, plant and equipment and computer software                           (125.1)  (127.8)   (159.1)
  Purchases of property, plant and equipment, discontinued operations                             -        -      (3.0)
  Acquisitions, net of cash acquired                                                              -     (5.6)     (6.5)
  Distributions from equity affiliates                                                         17.5     13.5      12.7
  Proceeds from the sale of businesses                                                            -        -     329.9
  Proceeds from the sale of assets                                                              3.5      6.0       5.3
                                                                                          ---------  -------  --------
Net cash (used for) provided by investing activities                                         (104.1)  (113.9)    179.3
                                                                                          ---------  -------  --------

Cash flows from financing activities:
  Increase/(decrease) in short-term debt, net                                                 (13.9)   (15.8)     16.0
  Issuance of long-term debt                                                                      -        -       3.4
  Payments of long-term debt                                                                   (9.0)   (17.6)    (36.3)
  Cash dividends paid                                                                             -        -     (58.1)
  Purchase of common stock for the treasury, net                                                  -     (0.3)     (1.6)
  Other, net                                                                                   (0.9)    (4.2)      5.7
                                                                                          ---------  -------  --------
Net cash used for financing activities                                                        (23.8)   (37.9)    (70.9)
                                                                                          ---------  -------  --------

Effect of exchange rate changes on cash and cash equivalents                                    7.0     (2.0)     (3.7)
                                                                                          ---------  -------  --------

Net increase in cash and cash equivalents                                                 $   102.6  $ 118.3  $  132.5
Cash and cash equivalents at beginning of year                                                277.4    159.1      26.6
                                                                                          ---------  -------  --------

Cash and cash equivalents at end of year                                                  $   380.0  $ 277.4  $  159.1
                                                                                          =========  =======  ========

See accompanying notes to consolidated financial statements beginning on page
65.

                    Armstrong Holdings Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Proceedings under Chapter 11
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants (the "Asbestos Personal Injury Claimants' Committee"), one representing asbestos property damage claimants (the "Asbestos Property Damage Committee"), and the other representing other unsecured creditors (the "Unsecured Creditors' Committee"), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the "Future Claimants' Representative"). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization with the Court and on March 14, 2003, AWI filed its First Amended Plan of Reorganization and selected exhibits (as so amended, it is referred to in this report as the "POR"). The POR has been endorsed by AHI's Board of Directors and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims.

The POR excludes Armstrong's Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement
On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as Exhibit C to the disclosure statement. On March 14, 2003, AWI filed an amended Disclosure Statement with the Court (as so amended, it is referred to in this report as the "Disclosure Statement"). Prior to soliciting acceptances to the POR, the Court must approve a disclosure statement to be included as part of the solicitation materials and find that the disclosure statement contains adequate information to enable those voting on the POR to make an informed judgment to accept or reject the POR.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, has been prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The significant assumptions used in preparation of the information and estimates of value are included in Exhibit C to the Disclosure Statement. The Bankruptcy Court has scheduled the hearing to consider approval of the Disclosure Statement for April 4, 2003.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement
During February 2003, several parties involved in the Chapter 11 Case filed objections to the initial Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. Additional objections may be filed against the amended Disclosure Statement. The Court heard and addressed many of these objections at the February 28, 2003 hearing. Any remaining objections are expected to be addressed at the April 4, 2003 hearing.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the "Asbestos PI Trust"), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the "524(g) injunction" to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI's affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI's rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR (unaudited)
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

     .  Available Cash, which is comprised of:
         . Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making provisions for certain required payments under the POR,
         . Any cash drawn, at AWI's sole discretion, under an exit finance facility for the purpose of funding distributions under the POR, and
         .  Certain insurance proceeds related to environmental matters
     . Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
     .  Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:
     .  34.43% of the new common stock,
     .  34.43% of the first $1.05 billion of
         .  Up to $300 million of Available Cash and
         . The principal amount of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
     . 60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
     . 34.43% of the remaining amount of Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as "convenience creditors" and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust ("Asbestos PD Trust") under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the "Warrants"). The terms of the Warrants would all be measured from the effective date of the POR. The
Warrants:
     . Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis:
     . Would have a 7-year exercisable term; and . Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee, and the Future Claimants' Representative, and which will be set forth in the Court-approved disclosure statement for the POR.
The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI's shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI's Plan of Liquidation (see discussion below) is approved. If the shareholders and Board of Directors of AHI do not approve AHI's Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

Consideration Value Defined by the Disclosure Statement (unaudited)
In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI's estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI's estimates of the consideration and potential recoveries are based upon many assumptions, including:
     . The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion)
     . The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust)
     . The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
     .  AWI expects to have Available Cash of approximately $350 million
     . The estimated value of the Warrants is between $40 million and $50 million

AHI's Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI's unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders and Board of Directors of AHI must approve AHI's Plan of Liquidation within one year after the occurrence of the effective date under the POR. If such approval is not obtained, the holder of AWI's existing equity interest will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI's Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
As disclosed within the 2002 third quarter Form 10-Q filing, AWI had planned to effectuate a "division" under the Pennsylvania Business Corporation Law in connection with the consummation of the POR. Under the planned division, reorganized AWI was to separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business. After further analysis and review, the previously contemplated division will no longer occur and AWI will emerge from bankruptcy protection as the parent and primary operating company.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol "ACK") and two debt securities of AWI (traded under the ticker symbols "AKK" and "ACK 08"). AHI's common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol "ACKHQ" and one of AWI's debt securities has resumed trading under the ticker symbol "AKKWQ".

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the first quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.9 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution (the "Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI's liability for asbestos-related matters in Note 32 of the Consolidated Financial Statements.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for approximately $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 32 of the Consolidated Financial Statements.

Approximately 1,800 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability based on the developments in the Chapter 11 Case. See Note 32 of the Consolidated Financial Statements for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing
On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its debtor-in-possession credit facility (the "DIP Facility") from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of December 31, 2002, AWI had approximately $28.7 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2002, AWI had $76.4 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The decrease from the $205.9 million of cash and cash equivalents at September 30, 2002 is primarily due to an intercompany payment of $120 million from AWI to a wholly owned non-debtor subsidiary under a license agreement for use of intangible assets and intellectual property. This payment does not affect Armstrong's consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 of the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2002 and 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 of the Consolidated Financial Statements for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2002, 2001 and 2000:

                                                                    Year Ended December 31,
(amounts in millions)                                            2002         2001       2000
---------------------                                          --------     --------    -------
Professional fees                                              $ 27.8       $ 24.5      $   2.6
Interest income, post petition                                   (3.5)        (5.1)        (0.3)
Reductions to prepetition liabilities                            (1.1)        (2.0)          --
Termination of prepetition lease obligation                        --         (5.9)          --
ESOP related costs                                                 --           --         58.8
Adjustment of net debt and debt issue costs to expensed
  amount of allowed claim                                          --           --         42.0
Other expense directly related to bankruptcy, net                 0.3          1.0          0.2
                                                               ------       ------      -------
Total Chapter 11 reorganization costs, net                     $ 23.5       $ 12.5      $ 103.3
                                                               ======       ======      =======

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

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. After the Filing, it was expected that the ESOP would no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

In order to record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pretax expense of $42.0 million.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AHI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance asset recoveries and reserves for bad debts, inventory obsolescence, warranty, workers compensation, general liability and environmental claims. Management determines the amount of necessary reserves based upon all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Revenue Recognition. AHI recognizes revenue from the sale of products and the related accounts receivable no earlier than the date on which title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

Sales Incentives. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-014, "Accounting for Certain Sales Incentives," certain sales incentives are recorded as a reduction of net sales for all periods presented. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," certain sales volume incentives are recorded as a reduction of net sales for all periods presented. In accordance with EITF Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, AHI has reclassified $1.9 million from selling, general and administrative expenses to a reduction of net sales for both 2001 and 2000.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. AHI recognizes advertising expenses as they are incurred.

Pension and Postretirement Benefits. AHI has benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, AHI's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are recognized using enacted tax rates for expected future tax consequences of events recognized in the financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP was recognized in shareholders' equity.

Gains and Losses on Divestitures. AHI generally records the gain or loss on divested businesses in other non-operating income or expense.

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings (loss). The diluted earnings (loss) per share computations for some periods use the basic number of shares due to the loss from continuing operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. AHI principally sells products to customers in the building products industries, in various geographic regions. In 2002, Armstrong's net sales to The Home Depot, Inc. totaled approximately $380.3 million compared to approximately $340.8 million and $373.2 million in 2001 and 2000, respectively. No other customer accounted for more than 10% of Armstrong's revenue. There are no significant concentrations of credit risk other than with two home center customers who represent 22% and 18% of AHI's trade receivables as of December 31, 2002 and 2001, respectively. AHI continuously evaluates the creditworthiness of its customers and generally does not require collateral.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For purposes of calculating any impairment, fair values are determined using a net discounted cash flows approach. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2002 and 2001 due to the Chapter 11 Filing. Capitalized interest was $0.4 million in 2000.

Goodwill and Other Intangibles. Effective January 1, 2002, AHI adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. AHI's annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for required disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7 as opposed to the amount for which a claim may be settled.

Foreign Currency Transactions. Assets and liabilities of AHI's subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, AHI uses derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 19 for further discussion.

Stock-based Employee Compensation. Effective December 31, 2002, AHI adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires the following disclosure. At December 31, 2002, AHI had three stock-based employee compensation plans, which are described more fully in Note
25. AHI accounts for those plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation.

                                                                            2002         2001         2000
                                                                         ---------     --------     --------
Net income (loss), as reported                                           $(2,142.8)      $92.8        $12.2
Add:  Stock-based employee compensation expense included in reported
---
net income, net of related tax effects                                         0.6         1.8          2.9

Deduct:  Total stock-based employee compensation expense determined
------
under fair value based method for all awards, net of related tax
effects                                                                       (1.1)       (4.0)        (8.1)
                                                                         ---------       -----        -----
Pro forma net income (loss)                                              $(2,143.3)      $90.6        $ 7.0
                                                                         =========       =====        =====

Earnings (loss) per share:
 Basic - as reported                                                     $  (52.91)      $2.29        $0.30
 Basic - pro forma                                                       $  (52.92)      $2.24        $0.17

 Diluted - as reported                                                   $  (52.91)      $2.27        $0.30
 Diluted - pro forma                                                     $  (52.92)      $2.22        $0.17

Fiscal Periods. The fiscal years of the Wood Flooring and Cabinets segments end on the Saturday closest to December 31, which was December 28, 2002, December 29, 2001, and December 30, 2000. No events occurred between these dates and December 31 materially affecting AHI's financial position or results of operations.

NOTE 3. NATURE OF OPERATIONS
Industry Segments

                                                               Textiles
                                     Resilient       Wood      & Sports    Building                 All     Unallocated
      For the year ended 2002        Flooring      Flooring    Flooring    Products    Cabinets    Other     Corporate      Total
      -----------------------        --------      --------    --------    --------    --------    -----    -----------  -----------
(millions)
----------
Net sales to external customers       $1,152.3       $719.3      $247.2      $826.6      $226.9                          $ 3,172.3
Equity loss (earnings) from
affiliates                                 0.1            -           -       (19.7)          -    $(2.1)                    (21.7)
Segment operating income (loss)           64.5         53.0        (4.7)       96.5        (3.9)     2.1     $(2,544.8)   (2,337.3)
Restructuring and reorganization
 charges, net of reversals                 2.2            -        (0.3)          -           -        -             -         1.9
Segment assets                           890.7        619.7       203.4       544.6       116.6     18.4       2,111.4     4,504.8
Depreciation and amortization             54.7         16.8         5.6        32.2         2.2        -          25.2       136.7
Investment in affiliates                   0.9            -           -        24.6           -     18.4             -        43.9
Capital additions                         39.0         22.9         4.1        28.5         6.0        -          24.6       125.1

                                                               Textiles
                                     Resilient       Wood      & Sports    Building                 All     Unallocated
      For the year ended 2001        Flooring      Flooring    Flooring    Products    Cabinets    Other     Corporate       Total
      -----------------------        --------      --------    --------    --------    --------    -----    -----------  -----------
(millions)
----------
Net sales to external customers      $1,164.2      $  655.3      $262.9      $831.0      $225.3                          $ 3,138.7
Equity (earnings) from affiliates        (0.1)            -           -       (16.1)          -    $(0.3)                    (16.5)
Segment operating income (loss)          70.8           0.9        (0.7)       92.4        15.2      0.3     $   (38.8)      140.1
Restructuring and reorganization
 charges, net of reversals                0.2           4.1         1.2         1.1         1.1        -           1.3         9.0
Segment assets                          855.3       1,260.6       177.7       527.0       108.0     16.3       1,093.2     4,038.1
Depreciation and amortization            57.3          36.0         4.7        33.0         2.3        -          23.5       156.8
Investment in affiliates                  0.9             -           -        22.4           -     16.3             -        39.6
Capital additions                        43.9          22.7         8.6        32.2         2.1        -          18.3       127.8


                                                               Textiles
                                     Resilient       Wood      & Sports    Building                 All     Unallocated
      For the year ended 2000        Flooring      Flooring    Flooring    Products    Cabinets    Other     Corporate       Total
      -----------------------        --------      --------    --------    --------    --------    -----    -----------  -----------
(millions)
----------
Net sales to external customers      $1,237.3      $  683.3      $277.0      $833.1      $218.2                          $ 3,248.9
Intersegment sales                        4.2             -           -           -           -                                4.2
Equity (earnings) from affiliates           -             -           -       (17.9)          -    $(0.1)                    (18.0)
Segment operating income (loss)          80.4          57.8         5.2       113.9        16.5      0.1     $  (267.2)        6.7
Restructuring and reorganization
 charges, net of reversals                7.9           1.3         0.8         0.2         0.4        -           8.2        18.8
Segment assets                          884.7       1,255.1       213.2       568.5       103.5     16.3         963.9     4,005.2
Depreciation and amortization            70.1          34.7         3.5        32.8         2.3        -          21.0       164.4
Investment in affiliates                  1.1             -           -        19.9           -     16.3             -        37.3
Capital additions                        52.0          32.5        11.1        43.6         6.2        -          13.7       159.1

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, unusual gains and losses, and interest expense. AHI accounts for intersegment sales and transfers based upon its internal transfer pricing policy.

The 2002 decrease in the assets of the Wood Flooring segment is primarily due to the $596.0 million ($593.8 million, net of tax) goodwill and intangible asset impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 12 for further details.

The 2002 increase in the assets of the Unallocated Corporate segment is primarily due to the $869.7 million increase in the deferred tax asset primarily created by the fourth quarter 2002 asbestos charge described in Notes 1 and 32.

Resilient Flooring
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Armstrong's Resilient Flooring products include vinyl sheet and vinyl tile, linoleum and laminate flooring. Various products offer ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. The business mix is approximately 55% residential and 45% commercial. The products are sold in a wide variety of types, designs, and colors to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Wood Flooring
The Wood Flooring segment manufactures and distributes wood and other flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications in stores, restaurants and high-end offices. The business mix is approximately 95% residential, and 5% commercial. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce(R), Hartco(R) and Robbins(R).

Textiles & Sports Flooring
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. Sports flooring products include artificial turf surfaces. The business mix is approximately 26% residential and 74% commercial. Both product groups are sold through wholesalers, retailers and contractors.

Building Products
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. The business mix is approximately 90% commercial, with approximately two-thirds in improvement projects and the balance in new construction. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries (WAVE) and are sold by both Armstrong and the WAVE joint venture.

Cabinets
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. The business mix is mostly residential, with approximately 70% in new construction and 30% in home improvement projects. Through its nationwide system of company-owned and independent distribution centers, the Cabinets segment provides design, fabrication and installation services to single-family builders, multi-family builders and remodelers under the brand names IXL(R), Bruce(R) and Armstrong(TM).

All Other
The All Other segment contributes operating income related to the equity investment in Interface Solutions, Inc.

Unallocated Corporate
The Unallocated Corporate segment includes expenses that have not been allocated to the business units. The most significant of these expenses relate to asbestos charges as discussed in Note 32.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas
----------------
Net trade sales (millions)                       2002            2001            2000
--------------------------                    ----------     -----------      ----------
 Americas:
    United States                              $2,222.1        $ 2,188.1       $ 2,257.6
    Canada                                        120.5            114.4           122.7
    Other Americas                                 30.7             23.5            25.5
                                               --------        ---------       ---------
 Total Americas                                $2,373.3        $ 2,326.0       $ 2,405.8
                                               --------        ---------       ---------

 Europe:
    England                                    $  134.3        $   135.6       $   131.7
    France                                         69.3             67.8            74.6
    Germany                                       172.6            182.2           191.6
    Italy                                          33.2             31.1            31.9
    Netherlands                                    69.8             87.1            92.5
    Russia                                         27.2             25.9            21.1
    Spain                                          26.2             12.5            17.8
    Sweden                                         15.8             15.9            19.8
    Switzerland                                    36.7             34.1            22.0
    Other Europe                                  109.6            120.9           118.7
                                               --------        ---------       ---------
 Total Europe                                  $  694.7        $   713.1       $   721.7
                                               --------        ---------       ---------

 Pacific area:
    Australia                                  $   27.2        $    25.3       $    24.7
    China                                          22.9             24.1            27.7
    Other Pacific area                             54.2             50.2            69.0
                                               --------        ---------       ---------
 Total Pacific area                            $  104.3        $    99.6       $   121.4
                                               --------        ---------       ---------

 Total net trade sales                         $3,172.3        $ 3,138.7       $ 3,248.9
                                               ========        =========       =========

Long-lived assets (property, plant and equipment), net
------------------------------------------------------
at December 31 (millions)                                            2002        2001
------------------------                                         -----------  ---------
Americas:
    United States                                                $  930.9      $  947.6
    Canada                                                           14.1          14.6
    Other Americas                                                     --           0.1
                                                                 --------      --------
Total Americas                                                   $  945.0      $  962.3
                                                                 --------      --------
Europe:
    Belgium                                                      $   25.4      $   23.8
    England                                                          39.2          35.7
    France                                                           13.9          11.5
    Germany                                                         192.5         166.9
    Netherlands                                                      42.8          35.9
    Sweden                                                           10.0           8.0
    Other Europe                                                      5.8           4.5
                                                                 --------      --------
Total Europe                                                     $  329.6      $  286.3
                                                                 --------      --------

Pacific area:
    China                                                        $   23.2      $   24.6
    Other Pacific area                                                5.9           5.4
                                                                 --------      --------
Total Pacific area                                               $   29.1      $   30.0
                                                                 --------      --------

Total long-lived assets, net                                     $1,303.7      $1,278.6
                                                                 ========      ========

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
As a result of AWI's Chapter 11 filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AHI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. During the fourth quarter of 2002, AWI recorded a non-cash charge of $2.5 billion to increase its estimate of probable asbestos-related liability. See Note 1 for further discussion on how the Chapter 11 process may address AWI's liabilities subject to compromise and
Note 32 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2002 and December 31, 2001 are as follows:

(millions)                                                       2002              2001
----------                                                     ---------         ---------
Debt (at face value)                                            $1,400.7          $1,400.7
Asbestos-related liability                                       3,190.6             690.6
Prepetition trade payables                                          51.7              52.2
Prepetition other payables and accrued interest                     60.4              56.4
ESOP loan guarantee                                                157.7             157.7
                                                                --------          --------
Total liabilities subject to compromise                         $4,861.1          $2,357.6
                                                                ========          ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS
During 2001, AHI spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, AHI acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. The purchase agreement requires that the former owners of Gema are advised of the probable contingent consideration calculation within 30 days of the Gema's audited financial statements being available. If the former owners do not accept such calculation within 30 days, the contingent consideration calculation will be finally determined by a third party.

The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment.

NOTE 6. DISCONTINUED OPERATIONS
In February 2001, AHI determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, AHI terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, AHI had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. AHI also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, AHI concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which AHI anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million, or $2.86 per share in 2000. During 2001, AHI recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

NOTE 7. OTHER DIVESTITURES
In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within SG&A expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

On July 31, 2000, AHI completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) or $1.10 per share and was recorded in other non-operating income during the third quarter 2000. The financial results of IPG were reported as part of the Resilient Flooring segment. The proceeds and gain are subject to a post-closing working capital adjustment. Under the terms of a supply agreement, AHI will purchase some of its installation product needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The supply agreement also called for price adjustments based upon changing market prices for raw materials, labor and energy costs. During February 2003, Armstrong and Ardex reached a settlement in principle on several open issues, which must be approved by the Court. The settlement allowed for the payment of the pre-petition liability to Ardex with a discount, adjusted the pricing for Armstrong's adhesives purchases, eliminated the minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex will file a proof of claim related to environmental remediation in AWI's Chapter 11 Case, which will be treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

(millions)                                            2002             2001
----------                                           ------           ------
Customer receivables                                 $364.8           $348.5
Customer notes                                          6.9              7.7
Miscellaneous receivables                              17.2             21.3
Less allowance for discounts and losses               (56.5)           (54.2)
                                                     ------           ------
Net accounts and notes receivable                    $332.4           $323.3
                                                     ======           ======

Generally, AHI sells its products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. AHI considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 9. INVENTORIES
Approximately 42% of AHI's total inventory in 2002 and 2001 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $52.6 million at the end of 2002 and $46.2 million at year-end 2001.

(millions)                                         2002           2001
----------                                        ------         ------
Finished goods                                    $294.3         $269.6
Goods in process                                    46.6           39.0
Raw materials and supplies                         172.1          182.9
Less LIFO and other reserves                       (69.6)         (55.2)
                                                  ------         ------
Total inventories, net                            $443.4         $436.3
                                                  ======         ======

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

(millions)                                            2002           2001
----------                                         ---------      ---------
Land                                               $    94.3      $    85.6
Buildings                                              624.9          582.8
Machinery and equipment                              1,786.0        1,693.1
Construction in progress                                62.3           60.4
Less accumulated depreciation and amortization      (1,263.8)      (1,143.3)
                                                   ---------      ---------
Net property, plant and equipment                  $ 1,303.7      $ 1,278.6
                                                   =========      =========

NOTE 11. EQUITY INVESTMENTS
Investments in affiliates were $43.9 million at December 31, 2002, an increase of $4.3 million, primarily reflecting the equity earnings of AHI's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). AHI continues to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2002, 2001 and 2000 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

AHI purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $41 million, $38 million and $41 million for the years ended December 31, 2002, 2001 and 2000, respectively. AHI also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from AHI.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(millions)                                                        2002              2001
----------                                                      --------          -------
Current assets                                                  $   82.1          $  72.4
Non-current assets                                                  31.6             32.3
Current liabilities                                                 16.0             15.0
Long-term debt                                                      50.0             50.0
Other non-current liabilities                                        3.0              1.2

(millions)                                                        2002              2001         2000
----------                                                       ------           -------      -------
Net sales                                                       $  201.4          $ 200.1      $ 212.2
Gross profit                                                        61.2             57.1         60.3
Net earnings                                                        39.2             32.3         35.5

NOTE 12.  GOODWILL AND INTANGIBLE ASSETS
Effective January 1, 2002, AHI adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, AHI had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, AHI completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment's fair value being lower than its carrying value. The Wood Flooring segment's fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

In the fourth quarter of 2002, AHI completed its annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions)
Goodwill by segment                  January 1, 2002      Adjustments, net/(1)/     Impairments       December 31, 2002
-------------------                  ---------------      ---------------------     -----------       -----------------
Resilient Flooring                       $  82.9                $  6.4                                    $  89.3
Wood Flooring                              717.2                 (13.4)              $ (590.0)              113.8
Building Products                           10.1                   1.8                      -                11.9
Cabinets                                    12.6                     -                      -                12.6
                                         -------                ------               --------             -------
Total consolidated goodwill              $ 822.8                $ (5.2)              $ (590.0)            $ 227.6
                                         =======                ======               ========             =======

/(1)/ Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, AHI had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring's trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to AHI's intangible assets as of December 31, 2002.

                                                                           December 31, 2002
                                                                 ----------------------------------
(amounts in millions)                                            Gross Carrying         Accumulated
                                                                    Amount             Amortization
                                                                 --------------        ------------
Amortized intangible assets
---------------------------
  Computer software                                                  $ 100.6               $  44.7
  Land use rights and other                                              3.6                   0.7
                                                                 ---------------       ------------
  Total                                                              $ 104.2               $  45.4
                                                                 ---------------       ============
Unamortized intangible assets
-----------------------------
  Trademarks and brand names                                         $  29.1
                                                                 ---------------
Total intangible assets                                              $ 133.3
                                                                 ===============
Aggregate Amortization Expense
------------------------------
For the year ended December 31, 2002                                 $  14.8

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2003 through 2007 is as follows:

2003       $ 14.8
2004         13.4
2005         11.4
2006          7.5
2007          3.5

Comparison to prior year "As Adjusted"
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(in millions except per share amounts)                                             December 31,
                                                                       2002            2001         2000
                                                                   ------------      --------      -------
Reported net income (loss)                                          $(2,142.8)        $ 92.8        $12.2
Add back: Goodwill amortization                                             -           22.8         23.9
Add back: Trademark and brand names amortization                            -            0.8          0.8
                                                                    ---------        -------       ------
Adjusted net income (loss)                                          $(2,142.8)        $116.4        $36.9
                                                                    =========        =======       ======

Basic net earnings (loss) per share:
  Reported net income (loss)                                        $  (52.91)        $ 2.29        $0.30
  Goodwill amortization                                                     -           0.56         0.59
  Trademark and brand names amortization                                    -           0.02         0.02
                                                                    ---------        -------       ------
  Adjusted net income (loss)                                        $  (52.91)        $ 2.87        $0.91
                                                                    =========        =======       ======

Diluted net earnings (loss) per share:
  Reported net income (loss)                                        $  (52.91)        $ 2.27        $0.30
  Goodwill amortization                                                     -           0.56         0.59
  Trademark and brand names amortization                                    -           0.02         0.02
                                                                    ---------        -------       ------
  Adjusted net income (loss)                                        $  (52.91)        $ 2.85        $0.91
                                                                    =========        =======       ======

NOTE 13. OTHER NON-CURRENT ASSETS

(millions)                                                              2002        2001
----------                                                            --------    --------
Cash surrender value of company owned life insurance policies          $ 58.8      $ 57.9
Long term notes receivable                                               22.4        22.7
Other                                                                    25.6        24.8
                                                                      -------     -------
Total other non-current assets                                         $106.8      $105.4
                                                                      =======     =======

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(millions)                                               2002         2001
----------                                             --------     --------
Payables, trade and other                               $207.6       $179.8
Employment costs                                          65.8         47.5
Other                                                     85.9         79.4
                                                       -------      -------
Total accounts payable and accrued expenses             $359.3       $306.7
                                                       =======      =======

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND OTHER ACTIONS
----------------------------------------

The following table summarizes activity in the reorganization and restructuring accruals for 2002 and 2001. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

                       Beginning        Cash                                                        Ending
(millions)              Balance       Payments        Charges         Reversals         Other       Balance
----------           -------------  ------------  ---------------  ----------------  -----------  -----------
2002                    $ 8.9         $ (2.1)        $  2.3          $  (0.8)          $  0.8        $ 9.1
2001                     22.2          (14.1)           9.7             (2.8)            (6.1)         8.9

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

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary. In the fourth quarter of 2002, an additional $0.2 million of this same accrual was reversed.

A $5.4 million pre-tax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain 2000 severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

A $6.1 million pre-tax restructuring charge was recorded in the fourth quarter of 2001. $5.2 million of the charge, which was allocated between Wood Flooring and Cabinets, related to severance and enhanced retirement benefits for six salaried employees (including the former Chief Operating Officer), as a result of the on-going integration of the wood flooring and resilient flooring operations. Of the $5.2 million, $0.5 million represented non-cash charges for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset, and accelerated vesting of restricted stock awards. The remaining $0.9 million of the $6.1 million charge related to severance benefits for more than twenty positions in the textiles and sports flooring business, as a result of streamlining the organization. Also in the fourth quarter of 2001, a $0.1 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary.

The amount in "other" in 2002 is related to foreign currency translation. The amount in "other" in 2001 is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 1 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2002 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2003.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit, net operating loss carryforwards and other basis adjustments for which AHI has provided a valuation allowance of $228.8 million. The $4.9 million of U.S. foreign tax credits will expire in 2005. AHI has $1,864.0 million of state net operating losses with expirations between 2003 and 2022, and $187.9 million of foreign net operating losses, which will be carried forward indefinitely. The valuation allowance increased by $47.9 million primarily due to additional foreign and state net operating losses and other basis adjustments.

Deferred income tax assets (liabilities) (millions)                      2002          2001
---------------------------------------------------                   ----------     ---------
    Postretirement and postemployment benefits                         $   88.4       $  86.5
    Chapter 11 reorganization costs and restructuring costs                17.9          19.6
    Asbestos-related liabilities                                        1,153.5         241.7
    Foreign tax credit carryforward                                         4.9           8.6
    Net operating losses                                                  205.5         204.9
    Other                                                                  96.5          79.0
                                                                       --------       -------
Total deferred tax assets                                               1,566.7         640.3
Valuation allowance                                                      (228.8)       (180.9)
                                                                       --------       -------
Net deferred tax assets                                                 1,337.9         459.4

    Accumulated depreciation                                             (175.4)       (186.6)
    Pension costs                                                        (138.5)       (118.1)
    Insurance for asbestos-related liabilities                            (66.5)        (72.1)
    Tax on unremitted earnings                                            (27.0)        (27.0)
    Other                                                                 (66.8)        (62.5)
                                                                       --------       -------
Total deferred income tax liabilities                                    (474.2)       (466.3)
                                                                       --------       -------
Net deferred income tax assets (liabilities)                           $  863.7       $  (6.9)
                                                                       ========       =======

Deferred income taxes have been classified in the Consolidated
 Balance Sheet as:
Deferred income tax asset - current                                    $   14.7       $  11.5
Deferred income tax asset - non-current                                   869.7            --
Deferred income tax liability - non-current                               (20.7)        (18.4)
                                                                       --------       -------
Net deferred income tax assets (liabilities)                           $  863.7       $  (6.9)
                                                                       ========       =======

Details of taxes (millions)                                                2002            2001          2000
---------------------------                                             ----------       --------     ---------
Earnings (loss) from continuing operations before income taxes:
    Domestic                                                            $(2,398.0)       $ 117.1       $(135.9)
    Foreign                                                                  21.2           14.1          23.0
    Eliminations                                                               --          (15.5)         (9.9)
                                                                        ---------        -------       -------
Total                                                                   $(2,376.8)       $ 115.7       $(122.8)
                                                                        =========        =======       =======
Income tax provision (benefit):
    Current:
       Federal                                                          $    35.2        $   5.0       $ (12.2)
       Foreign                                                               10.6           13.2           7.6
       State                                                                  1.4           (0.6)          1.8
                                                                        ---------        -------       -------
    Total current                                                            47.2           17.6          (2.8)
                                                                        ---------        -------       -------
    Deferred:
        Federal                                                            (874.1)          33.3         (32.7)
        Foreign                                                              (1.6)          (8.4)         (2.5)
        State                                                                 0.7             --           0.3
                                                                        ---------        -------       -------
    Total deferred                                                         (875.0)          24.9         (34.9)
                                                                        ---------        -------       -------
Total income taxes (benefit)                                            $  (827.8)       $  42.5       $ (37.7)
                                                                        =========        =======       =======

At December 31, 2002, unremitted earnings of subsidiaries outside the U.S. were $244.5 million (at December 31, 2002 balance sheet exchange rates). AHI expects to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as it is AHI's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $4.5 million. The 2002 tax provision includes benefits from the completion of various domestic and foreign tax examinations. The 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to the completion of state tax audits and/or expiration of statues of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (millions)         2002            2001          2000
----------------------------------------------------       --------         ------        ------
Continuing operations tax (benefit) at statutory rate       $(831.9)         $40.5        $(43.4)
State income taxes, net of federal benefit                      1.7           (1.9)          1.8
Foreign losses                                                  7.2            1.1            --
Tax on foreign and foreign-source income                      (15.9)          (8.4)          4.4
Goodwill                                                         --            6.7           9.9
Sale of subsidiary                                               --             --          (9.1)
Permanent differences                                          10.8            5.9            --
Other items, net                                                0.3           (1.4)         (1.3)
                                                            -------          -----        ------
Tax expense (benefit) at effective rate                     $(827.8)         $42.5        $(37.7)
                                                            =======          =====        ======

Other taxes (millions)                                        2002           2001          2000
----------------------                                      -------        -------       -------
Payroll taxes                                                $76.1          $74.2         $73.9
Property, franchise and capital stock taxes                   12.6           16.3          20.0

NOTE 17. DEBT
(See Note 4 regarding treatment of prepetition debt.)

                                                                             Average                            Average
                                                                            year-end                           year-end
($ millions)                                                  2002       interest rate         2001          interest rate
------------                                              ---------     ---------------     ----------      ---------------
 Borrowings under lines of credit                          $  450.0           7.18%          $  450.0            7.18%
 DIP Facility                                                     -              -                  -               -
 Commercial paper                                              50.0           6.75%              50.0            6.75%
 Foreign banks                                                 12.3           4.58%              18.9            5.16%
 Bank loans due 2003-2006                                      30.6           5.95%              39.5            5.47%
 9.00% medium-term notes due 2001                               7.5           9.00%               7.5            9.00%
 6.35% senior notes due 2003                                  200.0           6.35%             200.0            6.35%
 6.50% senior notes due 2005                                  150.0           6.50%             150.0            6.50%
 9.75% debentures due 2008                                    125.0           9.75%             125.0            9.75%
 7.45% senior notes due 2029                                  200.0           7.45%             200.0            7.45%
 7.45% senior quarterly interest bonds due 2038               180.0           7.45%             180.0            7.45%
 Industrial development bonds                                  21.0           4.00%              21.0            4.95%
 Capital lease obligations                                      5.6           7.63%               6.3            7.25%
 Other                                                         27.6          10.65%              27.8           10.56%
                                                           --------       --------           --------         -------
Subtotal                                                    1,459.6           7.26%           1,476.0            7.24%
Less debt subject to compromise                             1,400.7           7.35%           1,400.7            7.35%
Less current portion and short-term debt                       19.0           5.14%              25.0            6.01%
                                                           --------       --------           --------         -------
Total long-term debt, less current portion                 $   39.9           5.10%          $   50.3            4.92%
                                                           ========       ========           ========         =======

Approximately $24.1 million of the $58.9 million of total debt not subject to compromise outstanding as of December 31, 2002 was secured with buildings and other assets. Approximately $42.8 million of the $75.3 million of total debt not subject to compromise outstanding as of December 31, 2001 was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (millions):

        2003                $6.7
        2004                 7.6
        2005                 6.7
        2006                 5.1
        2007                 1.6

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000. This unrecorded interest expense was $99.2 million in 2002, $99.7 million in 2001, and $7.0 million in 2000.

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2002 and 2001.

 ($ millions)                                              2002 and 2001
-------------                                             ---------------
    Borrowings under lines of credit                             $  450.0
    Commercial paper                                                 50.0
    9.00% medium-term notes due 2001                                  7.5
    6.35% senior notes due 2003                                     200.0
    6.50% senior notes due 2005                                     150.0
    9.75% debentures due 2008                                       125.0
    7.45% senior notes due 2029                                     200.0
    7.45% senior quarterly interest bonds due 2038                  180.0
    Industrial development bonds                                     11.0
    Other                                                            27.2
                                                                ---------
Total debt subject to compromise                                 $1,400.7
                                                                =========

On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. Obligations under the DIP Facility to reimburse drawing upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. As of December 31, 2002 and 2001, AWI had approximately $28.7 million and $8.4 million, respectively, in letters of credit which were issued pursuant to the DIP Facility.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, AHI's foreign subsidiaries have approximately $45.2 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 24) for eligible employees. Benefits from pension plans, which cover substantially all employees worldwide, are based on an employee's compensation and years of service. When necessary, pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and in December 2000, Armstrong used cash to fund this benefit. In 2001, an equity share allocation was made to all eligible active full-time employees as of July 26, 2001. The allocation was made as a result of Armstrong's forgiveness of loans receivable from the RSSOP.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP participants for the decline in the market value of AHI's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of AHI common stock at year-end 2002 and 2001. The pension benefits disclosures include both the RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

                                                                               Retiree Health and Life
                                                     Pension Benefits             Insurance Benefits
                                                  -----------------------     ---------------------------
U.S. defined-benefit plans (millions)               2002           2001            2002            2001
-------------------------------------             ---------      --------     -----------        --------
Change in benefit obligation:
Benefit obligation as of January 1                $1,324.4       $1,132.4        $ 386.6         $ 259.6
Service cost                                          17.2           14.9            5.6             3.6
Interest cost                                         89.1           93.0           28.1            20.2
Plan participants' contributions                        --             --            4.0             3.7
Plan amendments                                        0.7           79.6           (0.5)             --
Effect of special termination benefits                  --            2.9             --              --
Actuarial loss                                        83.5           92.7           64.5           129.5
Benefits paid                                        (91.5)         (91.1)         (30.1)          (30.0)
                                                  --------       --------        -------         -------
Benefit obligation as of December 31              $1,423.4       $1,324.4        $ 458.2         $ 386.6
                                                  ========       ========        =======         =======

Change in plan assets:
Fair value of plan assets as of January 1         $1,735.9       $1,790.6
Actual return on plan assets - (loss)/gain           (43.9)          32.9
Employer contribution                                  3.0            3.5        $  26.1         $  26.3
Plan participants' contributions                        --             --            4.0             3.7
Benefits paid                                        (91.4)         (91.1)         (30.1)          (30.0)
                                                  --------       --------        -------         -------
Fair value of plan assets as of December 31       $1,603.6       $1,735.9        $   0.0         $   0.0
                                                  ========       ========        =======         =======

Funded status                                     $  180.2       $  411.5        $(458.2)        $(386.6)
Unrecognized net actuarial loss (gain)               100.9         (187.4)         215.0           161.7
Unrecognized transition asset                           --           (2.1)            --              --
Unrecognized prior service cost                      131.9          148.7            9.1             9.9
                                                  --------       --------        -------         -------
Net amount recognized                             $  413.0       $  370.7        $(234.1)        $(215.0)
                                                  ========       ========        =======         =======

The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

                                                                     Retiree Health and Life
                                             Pension Benefits           Insurance Benefits
                                          ----------------------    -------------------------
U.S. defined-benefit plans                  2002           2001       2002           2001
--------------------------                ---------      -------    --------      -----------
Weighted-average assumption as of
    December 31:
Discount rate                               6.50%          7.00%      6.50%          7.00%
Expected return on plan assets              8.00%          8.75%        n/a            n/a
Rate of compensation increase               4.00%          4.00%      4.00%          4.00%

Amounts recognized in the consolidated balance sheets consist of:

                                                                     Retiree Health and Life
                                           Pension Benefits             Insurance Benefits
                                        -----------------------     -------------------------
(millions)                                2002           2001          2002          2001
----------                              --------       --------     ---------     -----------
Prepaid benefit costs                    $428.9         $386.9
Accrued benefit liability                 (33.3)         (30.4)      $(234.1)      $(215.0)
Intangible asset                            1.0            1.2            --            --
Other comprehensive income                 16.4           13.0            --            --
                                         ------         ------       -------       -------
Net amount recognized                    $413.0         $370.7       $(234.1)      $(215.0)
                                         ======         ======       =======       =======

                                                                                      Pension Benefits
                                                                                   ----------------------
U.S. pension plans with benefit obligations in excess of assets (millions)          2002            2001
--------------------------------------------------------------------------         -------        -------
Projected benefit obligation, December 31                                           $35.5          $33.2
Accrued benefit obligation, December 31                                              33.3           30.4
Fair value of plan assets, December 31                                                 --             --

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

                                                                                   Pension Benefits
                                                                        -------------------------------------
U.S. defined-benefit plans (millions)                                     2002          2001           2000
-------------------------------------                                   ----------    ---------      --------
Service cost of benefits earned during the year                          $  17.2       $  14.9       $  13.9
Interest cost on projected benefit obligation                               89.1          93.0          84.0
Expected return on plan assets                                            (154.4)       (164.4)       (153.6)
Amortization of transition asset                                            (2.1)         (6.2)         (6.2)
Amortization of prior service cost                                          17.6          17.5          11.9
Recognized net actuarial (gain)                                             (6.6)        (11.6)        (13.9)
                                                                         -------       -------       -------
Net periodic pension credit                                              $ (39.2)      $ (56.8)      $ (63.9)
                                                                         =======       =======       =======

The components of postretirement benefit cost are as follows:

                                                                                   Retiree Health and
                                                                                Life Insurance Benefits
                                                                            ---------------------------------
U.S. defined-benefit plans (millions)                                         2002          2001        2000
-------------------------------------                                       -------       --------    -------
Service cost of benefits earned during the year                              $ 5.6         $ 3.6       $ 2.8
Interest cost on accumulated postretirement benefit obligation                28.1          20.2        18.7
Amortization of prior service cost (benefit)                                   0.2           0.3        (0.9)
Recognized net actuarial loss                                                 11.2           2.1         1.0
                                                                            ------        ------      ------
Net periodic postretirement benefit cost                                     $45.1         $26.2       $21.6
                                                                            ======        ======      ======

For measurement purposes, an average rate of 11% annual increase in the per capita cost of covered health care benefits was assumed for 2003, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                    One percentage point
                                                                                  ------------------------
U.S. retiree health and life insurance benefit plans (millions)                    Increase     Decrease
---------------------------------------------------------------                   ----------   ----------
Effect on total of service and interest cost components                              $ 4.0      $ (3.3)
Effect on postretirement benefit obligation                                           47.9       (40.0)

AHI has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with foreign pension benefits.

                                                       Pension Benefits
                                                     --------------------
Non-U.S. defined-benefit plans (millions)              2002        2001
-----------------------------------------            --------    --------
Change in benefit obligation:
Benefit obligation as of January 1                   $ 283.6      $ 290.8
Service cost                                             8.1          7.9
Interest cost                                           15.9         15.4
Plan participants' contributions                         2.3          2.2
Plan amendments                                          0.1          1.8
Effect of settlements                                    0.1         --
Effect of special termination benefits                  --            0.3
Foreign currency translation adjustment                 44.3        (11.6)
Actuarial loss (gain)                                    4.0         (9.6)
Benefits paid                                          (18.3)       (13.6)
                                                     -------      -------
Benefit obligation as of December 31                 $ 340.1      $ 283.6
                                                     =======      =======

Change in plan assets:
Fair value of plan assets as of January 1            $ 156.8      $ 179.2
Actual return on plan assets (loss)                    (20.9)       (18.1)
Employer contributions                                  15.1         11.8
Plan participants' contributions                         2.3          2.2
Foreign currency translation adjustment                 18.7         (4.7)
Benefits paid                                          (18.3)       (13.6)
                                                     -------      -------
Fair value of plan assets as of December 31          $ 153.7      $ 156.8
                                                     =======      =======

Funded status                                        $(186.4)     $(126.8)
Unrecognized net actuarial loss                         53.4         13.3
Unrecognized transition obligation                       0.2          0.3
Unrecognized prior service cost                          5.9          5.7
                                                     -------      -------
Net amount recognized                                $(126.9)     $(107.5)
                                                     =======      =======

Amounts recognized in the consolidated balance sheets consist of:

                                                        Pension Benefits
                                                      ---------------------
(millions)                                              2002         2001
----------                                            --------     --------
Prepaid benefit cost                                  $   6.3      $   6.0
Accrued benefit liability                              (152.6)      (119.6)
Intangible asset                                          3.9          0.5
Other comprehensive income                               15.5          5.6
                                                      -------      -------
Net amount recognized                                 $(126.9)     $(107.5)
                                                      =======      =======

Non-U.S. pension plans with benefit obligations         Pension Benefits
                                                      -------------------
in excess of assets (millions)                           2002      2001
------------------------------                        ---------  --------
Projected benefit obligation, December 31               $340.1    $123.0
Accrued benefit obligation, December 31                  300.2     117.8
Fair value of plan assets, December 31                   153.7       2.3

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (millions)                 2002         2001          2000
-----------------------------------------               --------     --------      --------
Service cost of benefits earned during the year          $  8.1       $  7.9         $ 7.2
Interest cost on projected benefit obligation              15.9         15.4          14.6
Expected return on plan assets                            (11.2)       (11.0)         (9.9)
Amortization of transition obligation                       0.1          0.4           0.2
Amortization of prior service cost                          0.6          0.2           1.0
Recognized net actuarial loss (gain)                        0.2           --          (0.1)
                                                         ------       ------         -----
Net periodic pension cost                                $ 13.7       $ 12.9         $13.0
                                                         ======       ======         =====

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

                                                       Pension Benefits
                                                     --------------------
Non-U.S. defined-benefit plans                        2002          2001
------------------------------                       ------        ------
Weighted-average assumption as of December 31:
Discount rate                                         5.49%         5.49%
Expected return on plan assets                        6.54%         6.35%
Rate of compensation increase                         3.71%         3.72%

Costs for other defined contribution benefit plans and multiemployer pension plans were $9.9 million in 2002, $11.9 million in 2001, and $16.1 million in 2000.

NOTE 19. FINANCIAL INSTRUMENTS
AHI does not hold or issue financial instruments for trading purposes. The estimated fair values of AHI's financial instruments are as follows:

                                                                    2002                            2001
                                                        -----------------------------   -----------------------------
                                                          Carrying        Estimated        Carrying       Estimated
(millions at December 31)                                  amount        fair value         amount       fair value
-------------------------                               -------------   -------------   -------------   -------------
Assets/(Liabilities):
    Debt subject to compromise                           $(1,400.7)         $(600.2)      $(1,400.7)       $(739.6)
    Long-term debt, including current portion                (46.6)           (46.6)          (56.4)         (56.4)
    Foreign currency contract obligations                     (4.6)            (4.6)            1.7            1.7
    Natural gas contracts                                      3.9              3.9            (5.2)          (5.2)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to AHI for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

AHI utilizes lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2002, AHI's foreign subsidiaries had available lines of credit totaling $51.1 million, of which $5.9 million was used, leaving $45.2 million of unused lines of credit for borrowing on December 31, 2002.

On December 31, 2002, AHI had outstanding letters of credit totaling $59.6 million, of which $28.7 million was issued under the DIP Facility. The DIP Facility had $46.3 million that remained available for issuance of letters of credit as of December 31, 2002. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of AHI's failure to pay its obligations to the beneficiary. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia and Bank of America prior to the Filing have been extended to their respective expiration dates.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS
AHI is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. AHI uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. AHI regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. AHI uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage Armstrong's exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2002 and 2001.

Currency Rate Risk - AHI manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, AHI's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2002, AHI's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

AHI has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow AHI to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2002 was an asset of $1.7 million, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was not material during 2002.

AHI also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2002 was a $6.3 million liability, all of which is expected to be charged to earnings in the next twelve months. During 2002, the net earnings impact of these hedges was $0.3 million, recorded in other income, which was comprised of a loss of approximately $27.7 million from the foreign currency forward exchange contracts substantially offset by the 2002 translation adjustment of approximately $28.0 million for the underlying inter-company loans.

Commodity Price Risk - AHI purchases natural gas for use in the manufacture of ceiling tiles and other products and to heat many of its facilities. As a result, AHI is exposed to movements in the price of natural gas. AHI has a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2002 was a $3.9 million asset, of which $3.3 million is expected to be charged to earnings in the next twelve months. The earnings impact of hedges that matured during 2002, recorded in cost of goods sold, was a $2.4 million expense. The earnings impact of the ineffective portion of these hedges was not material during 2002.

NOTE 21. GUARANTEES
As of December 31, 2002, Armstrong maintained agreements with the lending institutions of several of its distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any Armstrong product still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. The last agreement will expire in February 2004. At December 31, 2002, the amount of inventory held at these distributors was less than $8.0 million. No claim has been made under any of these agreements and AHI does not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts effective the date of Filing. Parties having claims under those contracts could have filed claims in AWI's Chapter 11 Case, which will be dealt with as part of the Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Court. See Note 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2002. See Note 32 regarding Litigation for additional information.

In September 1999, Armstrong sold its Textiles Products operations. As part of the divestiture agreement, Armstrong transferred certain liabilities and assets to the purchaser to cover pension payments earned by the workforce as of the sale date. Armstrong also will reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, Armstrong also agreed to reimburse the purchaser for the tax impact of Armstrong's reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2002, Armstrong maintained a $1.2 million liability for this guarantee and the maximum payments could be approximately $2.6 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES
AHI provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. AHI collects and analyzes warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for 2002:

(millions)                                         2002
----------                                       --------
Balance at beginning of year                      $ 19.2
Reductions for payments                            (38.5)
Current year warranty accruals                      41.8
Preexisting warranty accrual changes                (1.2)
Effects of foreign exchange translation              1.4
Balance at end of year                           -------
                                                  $ 22.7
                                                 =======

NOTE 23. OTHER LONG-TERM LIABILITIES

(millions)                                                2002        2001
----------                                               -------     -------
Long-term deferred compensation arrangements              $41.5       $42.2
Environmental liabilities not subject to compromise         9.8        10.2
Other                                                      23.7        24.4
                                                         ------      ------
Total other long-term liabilities                         $75.0       $76.8
                                                         ======      ======

NOTE 24. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2002, the RSSOP allocated 2,593,000 shares to participants that remain outstanding, participants retired 1,831,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2002, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

AHI recorded costs for the RSSOP of $4.5 million in 2002, $3.5 million in 2001 and $10.5 million in 2000, which related to company contributions. During the fourth quarter of 2000, AWI amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. AHI recorded an expense of $4.5 million in 2002, $3.5 million in 2001 and $0.5 million in 2000 related to the cash match.

See Note 32 for information regarding an audit by the Department of Labor.

The RSSOP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees.

Details of ESOP debt service payments (millions)         2000
------------------------------------------------       --------
Common stock dividends paid                             $ 4.5
Employee contributions                                    1.2
Company contributions                                     7.0
Company loans to ESOP                                     7.3
                                                        -----
Debt service payments made by ESOP trustee              $20.0
                                                        =====

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 filing, AWI's guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

The trustee borrowed from AWI $7.3 million in 2000 and $12.9 million in 1999. These loans were made to ensure that the financial arrangements provided to employees remained consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholders' equity. In December 2000, in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, AHI recorded an impairment charge of $43.3 million related to these loans receivable in view of the fact that the only asset of the RSSOP consisted of the stock of AHI which had diminished substantially in value. The impairment was recorded as a component of Chapter 11 reorganization costs. In July 2001, the Court in AWI's Chapter 11 Case authorized the Board of Directors of Armstrong to forgive the entire amount of all principal and interest on outstanding loans to the RSSOP.

NOTE 25. STOCK-BASED COMPENSATION PLANS
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, AHI adopted the 1999 Long-Term Incentive Plan ("1999 Plan") which replaced the 1993 Plan. The 1999 Plan is similar to the 1993 Plan in that it provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, AHI adopted the Stock Award Plan ("2000 Plan") to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All of the three plans discussed above will be terminated upon the effective date of AWI's plan of reorganization.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and were fully vested by August 2002. Expenses related to this event were $0.1 million in 2002, $0.7 million in 2001 and $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding
(thousands except for share price)           2002         2001          2000
----------------------------------         ---------    ---------    ----------
Option shares at beginning of year          2,682.6      2,777.5       3,509.5
Options granted                                  --        100.0       1,818.5
Option shares exercised                          --           --            --
Options cancelled                            (173.8)      (194.9)     (2,550.5)
                                           --------     --------     ---------
Option shares at end of year                2,508.8      2,682.6       2,777.5

Option shares exercisable at end of year    1,963.5      1,551.7         973.3
Shares available for grant                  4,285.6      4,161.5       4,068.7

Weighted average price per share:
 Options outstanding                       $  30.52     $  30.36     $   30.69
 Options exercisable                          34.50        39.51         48.92
 Options granted                                N/A         3.60         18.24
 Option shares exercised                        N/A          N/A           N/A

The table below summarizes information about stock options outstanding at December 31, 2002. (thousands except for life and share price)

                                      Options outstanding                            Options exercisable
                     ------------------------------------------------------   -------------------------------
                                          Weighted-
                          Number           average           Weighted-            Number          Weighted-
Range of               outstanding        remaining           average          exercisable         average
exercise prices        at 12/31/02    contractual life    exercise price       at 12/31/02     exercise price
---------------        -----------    ----------------    --------------       -----------     --------------
$1.19 - $18.00              300.0            7.9                $7.05                166.7          $7.75
$18.01 - $19.50           1,299.2            7.2                19.44                888.6          19.44
$19.51 - $46.00             332.7            1.9                41.83                331.3          41.92
$46.01 - $59.00             209.5            4.0                52.07                209.5          52.07
$59.01 - $84.00             367.4            4.0                66.34                367.4          66.34
                       ----------                                               ----------
                          2,508.8                                                  1,963.5
                       ==========                                               ==========

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of AHI's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time AHI will hold the shares in custody until the expiration or termination of restrictions. Compensation expense is charged to earnings over the performance period. There were no shares of performance restricted common stock outstanding at December 31, 2002.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2002. At the end of 2002, there were 143,433 restricted shares of common stock outstanding with 2,613 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, AHI's net earnings and earnings per share would have been reduced to the following pro forma amounts.

(millions)                                  2002           2001        2000
----------                               -----------     --------    --------
Net earnings (loss):
--------------------
    As reported                           $(2,142.8)       $92.8       $12.2
    Pro forma                              (2,143.3)        90.6         7.0

Basic earnings (loss) per share:
--------------------------------
    As reported                              (52.91)        2.29        0.30
    Pro forma                                (52.92)        2.24        0.17

Diluted earnings (loss) per share:
----------------------------------
    As reported                              (52.91)        2.27        0.30
    Pro forma                                (52.92)        2.22        0.17

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001 and 2000 presented in the table below. The weighted-average fair value of stock options granted in 2001 and 2000 was $1.21 and $2.08 per share, respectively. There were no stock options granted in 2002.

                                                         2001         2000
                                                       ---------   ---------
Risk-free interest rate                                   4.57%       6.48%
Dividend yield                                               0%       9.50%
Expected life                                           5 years     5 years
Volatility                                                  28%         28%

NOTE 26. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (millions)         2002        2001          2000
-------------------------------------       --------    ---------     ---------
Wages and salaries                           $698.3      $ 685.3       $ 669.3
Payroll taxes                                  76.1         74.2          73.9
Pension credits, net                          (15.6)       (32.0)        (34.8)
Insurance and other benefit costs             106.7         92.3          67.2
Stock-based compensation                        0.9          2.7           4.4
                                             ------      -------       -------
Total                                        $866.4      $ 822.5       $ 780.0
                                             ======      =======       =======

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 27. LEASES
AHI rents certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until July 15, 2003 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $20.5 million in 2002, $19.1 million in 2001 and $21.5 million in 2000. Future minimum payments at December 31, 2002, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

                                                    Capital       Operating
Scheduled minimum lease payments (millions)          Leases         Leases
-------------------------------------------        ---------     -----------
2003                                                  $1.4           $15.0
2004                                                   2.6            11.7
2005                                                   1.7             7.8
2006                                                   1.0             5.0
2007                                                   0.7             3.0
Thereafter                                             0.3             9.8
                                                     -----          ------
Total                                                 $7.7           $52.3
                                                     =====          ======

AHI has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(millions)                                             2002         2001
----------                                            -------     --------
Land                                                   $ 3.8       $  3.8
Building                                                 4.1          4.1
Machinery                                               25.2         26.1
Less accumulated amortization                           (9.5)       (10.0)
                                                      ------      -------
Net assets                                             $23.6       $ 24.0
                                                      ======      =======

NOTE 28. SHAREHOLDERS' EQUITY
Treasury share changes for 2002, 2001 and 2000 are as follows:

Years ended December 31 (thousands)         2002         2001         2000
-----------------------------------      ----------   ----------   ----------
Common shares
  Balance at beginning of year            11,176.6     11,034.3     11,628.7
  Stock purchases                             24.7        145.3         90.8
  Stock issuance activity, net                  --         (3.0)      (685.2)
                                         ---------    ---------    ---------
  Balance at end of year                  11,201.3     11,176.6     11,034.3
                                         =========    =========    =========

Stock purchases represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive loss as of December 31, 2002 and 2001 is presented in the table below.

(millions)                                                 2002         2001
----------                                               --------     --------
Foreign currency translation adjustments                  $(5.1)       $ 32.6
Derivative (gain)/loss, net                                (3.6)          3.3
Minimum pension liability adjustments                      20.9          11.2
                                                         ------       -------
Total                                                     $12.2        $ 47.1
                                                         ======       =======

The related tax effects allocated to each component of other comprehensive income (loss) for 2002 are presented in the table below.

                                                      Pre-tax      Tax Expense      After tax
(millions)                                             Amount       (Benefit)         Amount
----------                                           ---------    --------------   ------------
Foreign currency translation adjustments                $37.7                         $37.7
Derivative gain, net                                     10.6        $(3.7)             6.9
Minimum pension liability adjustments                   (14.4)         4.7             (9.7)
                                                     ---------    --------------   ------------
Total                                                   $33.9         $1.0            $34.9
                                                     =========    ==============   ============

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

(millions)
 --------
Selected operating expenses                                                   2002         2001         2000
---------------------------                                                 --------     --------     --------
Maintenance and repair costs                                                 $110.7       $112.2       $114.6
Research and development costs                                                 55.9         56.3         60.3
Advertising costs                                                              46.2         49.8         43.7

Other non-operating expense
---------------------------
Foreign currency translation loss, net of hedging activity                   $  0.3       $  3.8       $  0.4
Environmental expense for divested business                                     5.3           --           --
Impairment loss on available for sale securities                                 --          3.2           --
Impairment of note receivable from previous divestiture                         0.2          2.0           --
Other                                                                           2.4          2.8          3.3
                                                                            -------      -------      -------
Total                                                                        $  8.2       $ 11.8       $  3.7
                                                                            =======      =======      =======

Other non-operating income
--------------------------
Interest and dividend income                                                 $  4.8       $  4.8       $  5.6
Gain on sale of businesses, net                                                  --           --         60.2
Demutualization proceeds                                                        0.2          3.5          5.2
Foreign currency translation gain, net of hedging activity                      0.7          4.3          7.4
Other                                                                           0.3          0.4          2.0
                                                                            -------      -------      -------
Total                                                                        $  6.0       $ 13.0       $ 80.4
                                                                            =======      =======      =======

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

(millions)                                                                    2002         2001         2000
 ---------                                                                  --------     --------     --------
Interest paid                                                                 $ 6.1        $ 8.4       $101.5
Income taxes paid, net of refunds                                              44.4         13.3         14.7
Acquisitions:
  Fair value of assets acquired                                                  --          0.6         55.6
  Cost in excess of net assets acquired                                          --          5.0           --
  Less:
  Net assets in excess of consideration                                          --           --         24.2
  Liabilities assumed                                                            --           --         24.9
                                                                             ------       ------      -------
Acquisitions cash paid, net of cash acquired                                     --        $ 5.6       $  6.5
                                                                             ======       ======      =======

NOTE 31. RELATED PARTIES
Armstrong sold 65% of its ownership in its gasket products subsidiary, (now known as Interface Solutions, Inc. or "ISI") on June 30, 1999. Armstrong still retains 35% ownership of this business as of December 31, 2002. As part of the divestiture, Armstrong agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, Armstrong is required to purchase at least 75% of its felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. Armstrong can purchase felt products from another supplier if ISI's prices are more than 10% higher than another supplier's prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but Armstrong is free to seek alternatives to felt products. Additionally, Armstrong receives nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in Armstrong's Chapter 11 Case requesting payment for Armstrong's prepetition obligations. This matter was settled in November 2002 with Armstrong receiving a net payment of $0.2 million, with the Bankruptcy Court's approval.

See discussion of Ardex in Note 7.

See discussion of WAVE in Note 11.

NOTE 32. LITIGATION AND RELATED MATTERS
ASBESTOS-RELATED LITIGATION
AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. See Note 1 of the Consolidated Financial Statements for further discussion on how the Chapter 11 process may address AWI's asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

As discussed previously, AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. Based upon the foregoing, the discussions AWI has had with representatives of such entities within the last several months and the hearings held before the Court in the last several months, management now believes that it is reasonably likely that the claims addressed in the POR will be satisfied substantially in the manner set forth in the POR. As a result, AWI has concluded that it can reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The asbestos-related liability of approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability is before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. The plaintiffs' motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of December 31, 2002. See Note 1 of the Consolidated Financial Statements for further discussion of property damage claims in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company ("Home") under an order of rehabilitation. Less than $10 million of AWI's recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of December 31, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at December 31, 2002, approximately $35.7 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of December 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. As of February 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Based upon the events described above, management came to a belief that AWI's asbestos-related liability will be settled substantially in the manner set forth in the POR. As a result, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability to approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise. The fourth quarter charge was determined by calculating an implied liability based upon the provisions of the POR and Disclosure Statement. However no change was made to the estimated asbestos-related insurance recovery asset. Many uncertainties continue to exist about the matters impacting AWI's asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

Environmental Matters
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $4.5 million in 2002, $6.8 million in 2001 and $6.2 million in 2000 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the first quarter of 2003.

Estimates of Armstrong's future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at December 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the December 31, 2002 and $6.4 million of the December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.3 million and $3.8 million at December 31, 2002 and 2001, respectively.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. Armstrong recorded expense of $4.5 million, $2.1 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Patent Infringement Claims
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong's laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

Former Employees Claim
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. While AHI believes there are substantive defenses to the allegations and while denying liability, AWI has reached an agreement to settle this matter for $1.0 million, which will be allocated among the approximate 370 former employees and treated as convenience claims in the Chapter 11 Case. The settlement requires approval of the Bankruptcy Court.

Department of Labor Discussions
Subsequent to an audit by the United States Department of Labor ("DOL"), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan ("ESOP"), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

Inquiries Concerning World Trade Center Collapse
Armstrong has received inquiries from parties (including the National Institute of Standards and Technology or NIST) investigating the fire and collapse at the World Trade Center in New York City on September 11, 2001 concerning the types and amounts of the company's products that were placed into the World Trade Center towers over time. The products manufactured by the company that are believed to have been placed in the World Trade Center site including the Tower buildings in significant amounts included ceiling tile, floor tile (some containing encapsulated asbestos fibers) and low temperature (non-asbestos) pipe insulation. The company has not been made aware of any claim or litigation relating to its products which were in place as of September 11, 2001.

Other Claims
Additionally, AHI, through AWI and AWI's subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, AHI does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD INDUSTRIES, INC.
The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and stock activity.

NOTE 34. EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share calculations for net earnings (loss). The diluted earnings (loss) per share computations for 2002 and 2000 use the basic number of shares due to the loss from continuing operations.

                                                                        Net                       Per share
Millions except for per-share data                                Earnings/(Loss)    Shares        Amount
----------------------------------                                ---------------   --------     ----------
                                     For the year ended 2002
                                     -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                     $(2,142.8)         40.5       $(52.91)
DILUTED LOSS PER SHARE
Dilutive options                                                                        0.2
                                                                    ---------       -------       -------
Loss from continuing operations                                     $(2,142.8)         40.7       $(52.91)
                                                                    =========       =======       =======

                                     For the year ended 2001
                                     -----------------------
BASIC EARNINGS PER SHARE
Earnings from continuing operations                                 $    73.2          40.5       $  1.81
DILUTED EARNINGS PER SHARE
Dilutive options                                                                        0.3         (0.02)
                                                                    ---------       -------       -------
Earnings from continuing operations                                 $    73.2          40.8       $  1.79
                                                                    =========       =======       =======

                                     For the year ended 2000
                                     -----------------------
BASIC LOSS PER SHARE
Loss from continuing operations                                     $   (85.1)         40.2       $ (2.12)
DILUTED LOSS PER SHARE
Dilutive options                                                                        0.3
                                                                    ---------       -------       -------
Loss from continuing operations                                     $   (85.1)         40.5       $ (2.12)
                                                                    =========       =======       =======

NOTE 35. PREFERRED STOCK PURCHASE RIGHTS PLAN
AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI, or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The exercise price was determined on the basis of the Board's view of the long-term value of AHI's common stock. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI's option, the rights are redeemable prior to becoming exercisable at five cents per right. The rights expire on March 21, 2006, unless extended or earlier redeemed by the AHI Board of Directors. If the POR discussed in Note 1 is approved and becomes effective, and the proposed dissolution of AHI is effected, the rights will be dissolved along with the related shares of AHI common stock.

                          Independent Auditors' Report

The Board of Directors and Shareholders,
Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 58. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 58. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, three of the Company's domestic subsidiaries, including Armstrong World Industries, Inc., the Company's major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 32 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 of the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2003

               Armstrong World Industries, Inc., and Subsidiaries
                       Consolidated Statements of Earnings
                              (amounts in millions)

                                                                                              Years Ended December 31,
                                                                                          2002          2001          2000
                                                                                          ----          ----          ----
Net sales                                                                               $ 3,172.3      $3,138.7      $3,248.9
Cost of goods sold                                                                        2,404.5       2,364.7       2,386.2
                                                                                        ---------      --------      --------
Gross profit                                                                                767.8         774.0         862.7

Selling, general and administrative expenses                                                624.9         596.6         594.8
Charge for asbestos liability, net                                                        2,500.0          22.0         236.0
Restructuring and reorganization charges, net                                                 1.9           9.0          18.8
Goodwill amortization                                                                           -          22.8          23.9
Equity (earnings) from affiliates, net                                                      (21.7)        (16.5)        (18.0)
                                                                                        ---------      --------      --------
Operating income (loss)                                                                  (2,337.3)        140.1           7.2

Interest expense (unrecorded contractual interest
   of $99.2, $99.7, and $7.0)                                                                13.8          13.1         102.9
Other non-operating expense                                                                   8.2          11.8           3.7
Other non-operating income                                                                   (6.0)        (13.0)        (80.4)
Chapter 11 reorganization costs, net                                                         23.5          12.5         103.3
                                                                                        ---------      --------      --------

Earnings (loss) from continuing operations before income taxes and
  cumulative effect of a change in accounting principle                                  (2,376.8)        115.7        (122.3)
Income tax expense (benefit)                                                               (827.8)         42.5         (36.8)
                                                                                        ---------      --------      --------

Earnings (loss) from continuing operations before cumulative
  effect of a change in accounting principle                                             (1,549.0)         73.2         (85.5)
Cumulative effect of a change in accounting principle, net of tax of $2.2                  (593.8)            -             -
                                                                                        ---------      --------      --------

Earnings (loss) from continuing operations                                              $(2,142.8)     $   73.2      $  (85.5)
                                                                                        ---------      --------      --------

Income from discontinued operations, net of tax of $3.9                                         -             -           6.3
Gain (loss) on sale of discontinued operations, net of tax of $0.0 and $39.2                    -          (1.1)        114.8
Net loss on expected disposal of discontinued operations,
   net of tax of $0.0 and $10.7                                                                 -          (3.3)        (23.8)
Net reversal of income on discontinued operations no longer to be
   disposed of, net of tax of $10.7                                                             -          24.0             -
                                                                                        ---------      --------      --------
Earnings from discontinued operations                                                           -          19.6          97.3
                                                                                        ---------      --------      --------

Net earnings (loss)                                                                     $(2,142.8)     $   92.8      $   11.8
                                                                                        =========      ========      ========

See accompanying notes to consolidated financial statements beginning on page
115.

               Armstrong World Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets
                     (amounts in millions except share data)

                                       Assets                           December 31, 2002      December 31, 2001
                                       ------                           -----------------      -----------------
Current assets:
      Cash and cash equivalents                                            $   380.0                $   277.4
      Accounts and notes receivable, net                                       332.4                    323.3
      Inventories, net                                                         443.4                    436.3
      Deferred income taxes                                                     14.7                     11.5
      Other current assets                                                      85.4                     64.1
                                                                           ----------               ----------
          Total current assets                                               1,255.9                  1,112.6

Property, plant and equipment, less accumulated depreciation and
      amortization of $1,263.8 and $1,143.3, respectively                    1,303.7                  1,278.6

Insurance receivable for asbestos-related liabilities, non-current             174.1                    192.1
Prepaid pension costs                                                          435.2                    392.9
Investment in affiliates                                                        43.9                     39.6
Goodwill, net                                                                  227.6                    822.8
Other intangibles, net                                                          87.9                     94.1
Deferred income tax assets, non-current                                        869.7                        -
Other noncurrent assets                                                        106.8                    105.4
                                                                           ---------                ---------
          Total assets                                                     $ 4,504.8                $ 4,038.1
                                                                           =========                =========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
      Short-term debt                                                      $    12.3                $    18.9
      Current installments of long-term debt                                     6.7                      6.1
      Accounts payable and accrued expenses                                    359.3                    306.7
      Short-term amounts due to affiliates                                       9.4                      8.4
      Income taxes                                                              26.1                     41.0
                                                                           ---------                ---------
          Total current liabilities                                            413.8                $   381.1
                                                                           ---------                ---------

Liabilities subject to compromise                                            4,865.8                  2,362.2

Long-term debt, less current installments                                       39.9                     50.3
Postretirement and postemployment benefit liabilities                          255.1                    244.4
Pension benefit liabilities                                                    185.9                    148.9
Other long-term liabilities                                                     75.0                     76.8
Deferred income taxes                                                           20.8                     18.4
Minority interest in subsidiaries                                                9.5                      8.8
                                                                           ---------                ---------
          Total noncurrent liabilities                                       5,452.0                  2,909.8

Shareholder's equity (deficit):
      Common stock, $1 par value per share
       Authorized 200 million shares; issued 51,878,910 shares                  51.9                     51.9
      Capital in excess of par value                                           172.9                    173.2
      Reduction for ESOP loan guarantee                                       (142.2)                  (142.2)
      Retained earnings (deficit)                                             (902.9)                 1,239.9
      Accumulated other comprehensive loss                                     (12.2)                   (47.1)
      Less common stock in treasury, at cost
       2002 and 2001 - 11,393,170 shares                                      (528.5)                  (528.5)
                                                                           ---------                ----------
          Total shareholder's equity (deficit)                              (1,361.0)                   747.2
                                                                           ---------                ---------

          Total liabilities and shareholder's equity                       $ 4,504.8                $ 4,038.1
                                                                           =========                =========

See accompanying notes to consolidated financial statements beginning on page
115.

               Armstrong World Industries, Inc., and Subsidiaries
                 Consolidated Statements of Shareholder's Equity
                 (amounts in millions, except per share amounts)

                                                                          2002                 2001              2000
                                                                          ----                 ----              ----
Common stock, $1 par value:
--------------------------
Balance at beginning and end of year                                   $    51.9             $   51.9          $   51.9
                                                                       ---------             --------          --------

Capital in excess of par value:
------------------------------
Balance at beginning of year                                           $   173.2             $  173.4          $  176.4
Stock issuances and other                                                   (0.3)                (0.2)              2.3
Contribution of treasury stock to ESOP                                         -                    -              (5.3)
                                                                       ---------             --------          --------
Balance at end of year                                                 $   172.9             $  173.2          $  173.4
                                                                       ---------             --------          --------

Reduction for ESOP loan guarantee:
---------------------------------
Balance at beginning of year                                           $  (142.2)            $ (142.2)         $ (190.3)
Principal paid                                                                 -                    -              13.2
Loans to ESOP                                                                  -                    -              (7.3)
Interest on loans to ESOP                                                      -                    -              (1.1)
Contribution of treasury stock to ESOP                                         -                    -              (4.1)
Impairment of loans to ESOP                                                    -                    -              43.3
Accrued compensation                                                           -                    -               4.1
                                                                       ---------             --------          --------
Balance at end of year                                                 $  (142.2)            $ (142.2)         $ (142.2)
                                                                       ---------             --------          --------

Retained earnings (deficit):
---------------------------
Balance at beginning of year                                           $ 1,239.9             $1,147.1          $1,196.2
Net earnings (loss) for year                                            (2,142.8) $(2,142.8)     92.8  $ 92.8      11.8   $ 11.8
Tax benefit on dividends paid on unallocated ESOP common shares                -                    -               1.2
                                                                       ---------             --------          --------
 Total                                                                 $  (902.9)            $1,239.9          $1,209.2
Less rights redemptions                                                                                             2.0
Less common stock dividends (per share $1.44 in 2000)                          -                    -              60.1
                                                                       ---------             --------          --------
Balance at end of year                                                 $  (902.9)            $1,239.9          $1,147.1
                                                                       ---------             --------          --------

Accumulated other comprehensive income (loss):
---------------------------------------------
Balance at beginning of year                                           $   (47.1)            $  (45.2)         $  (16.5)
 Foreign currency translation adjustments                                   37.7                 (3.3)            (17.2)
 Derivative gain (loss), net                                                 6.9                 (3.3)                -
 Realized loss on available for sale securities                                -                  2.0                 -
 Unrealized loss on available for sale securities                              -                    -              (2.0)
 Minimum pension liability adjustments                                      (9.7)                 2.7              (9.5)
                                                                       ---------             --------          --------
 Total other comprehensive income (loss)                                    34.9       34.9      (1.9)   (1.9)    (28.7)   (28.7)
                                                                       ---------  ---------  --------  ------  --------   ------
Balance at end of year                                                 $   (12.2)            $  (47.1)         $  (45.2)
                                                                       ---------             --------          --------

Comprehensive income (loss)                                                       $(2,107.9)           $ 90.9             $(16.9)
---------------------------                                                       =========            ======             ======

Less treasury stock at cost:
---------------------------
Balance at beginning of year                                           $   528.5             $  528.5          $  538.5
Stock issuance activity, net                                                   -                    -              (0.6)
Contribution of treasury stock to ESOP                                         -                    -              (9.4)
                                                                       ---------             --------          --------
Balance at end of year                                                 $   528.5             $  528.5          $  528.5
                                                                       ---------             --------          --------

Total shareholder's equity (deficit)                                   $(1,361.0)            $  747.2          $  656.5
                                                                       =========             ========          ========

See accompanying notes to consolidated financial statements beginning on page
115.

               Armstrong World Industries, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (amounts in millions)

                                                                                            Years Ended December 31,
                                                                                            2002      2001      2000
                                                                                            ----      ----      ----
Cash flows from operating activities:
  Net (loss)/earnings                                                                     $(2,142.8) $  92.8  $  11.8
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
   Cumulative effect of change in accounting principle, net                                   593.8        -        -
   Depreciation and amortization, continuing operations                                       136.7    156.8    164.4
   Depreciation and amortization, discontinued operations                                         -        -      4.1
   Loss (gain) on sale of businesses, net                                                         -      0.9   (183.9)
   Reversal of loss on expected disposal of discontinued business                                 -    (31.4)       -
   Deferred income taxes                                                                     (870.3)    23.7    (35.7)
   Equity (earnings) from affiliates, net                                                     (21.7)   (16.5)   (18.0)
   Chapter 11 reorganization costs, net                                                        23.5     12.5    103.3
   Chapter 11 reorganization costs payments                                                   (23.0)   (15.0)    (2.6)
   Restructuring and reorganization charges, net of reversals                                   1.9      9.0     18.8
   Restructuring and reorganization payments                                                   (2.1)   (14.1)    (7.9)
   Recoveries (payments) for asbestos-related claims, net                                      16.0     32.2   (199.2)
   Charge for asbestos liability, net                                                       2,500.0     22.0    236.0
Changes in operating assets and liabilities net of effects of reorganizations, restructuring, acquisitions and dispositions
   Decrease in receivables                                                                     11.7     45.8     37.2
   (Increase)/decrease in inventories                                                          18.1    (50.7)    13.8
   (Increase)/decrease in other current assets                                                (19.8)    25.6    (12.6)
   (Increase) in other noncurrent assets                                                      (42.0)   (71.0)   (41.6)
   Increase/(decrease) in accounts payable and accrued expenses                                30.1     15.0    (79.3)
   Increase in income taxes payable                                                             0.1     10.1     27.6
   Increase/(decrease) in other long-term liabilities                                          11.9      3.0    (23.5)
   Other, net                                                                                   1.4     21.4     15.1
                                                                                          ---------  -------  -------
Net cash provided by operating activities                                                     223.5    272.1     27.8
                                                                                          ---------  -------  -------

Cash flows from investing activities:
  Purchases of property, plant and equipment and computer software                           (125.1)  (127.8)  (159.1)
  Purchases of property, plant and equipment, discontinued operations                             -        -     (3.0)
  Acquisitions, net of cash acquired                                                              -     (5.6)    (6.5)
  Distributions from equity affiliates                                                         17.5     13.5     12.7
  Proceeds from the sale of businesses                                                            -        -    329.9
  Proceeds from the sale of assets                                                              3.5      6.0      5.3
                                                                                          ---------  -------  -------
Net cash (used for) provided by investing activities                                         (104.1)  (113.9)   179.3
                                                                                          ---------  -------  -------

Cash flows from financing activities:
  Increase/(decrease) in short-term debt, net                                                 (13.9)   (15.8)    16.0
  Issuance of long-term debt                                                                      -        -      3.4
  Payments of long-term debt                                                                   (9.0)   (17.6)   (36.3)
  Cash dividends paid                                                                             -        -    (58.1)
  Purchase of common stock for the treasury, net                                                  -     (0.3)    (1.6)
  Other, net                                                                                   (0.9)    (4.2)     5.7
                                                                                          ---------  -------  -------
Net cash used for financing activities                                                        (23.8)   (37.9)   (70.9)
                                                                                          ---------  -------  -------
Effect of exchange rate changes on cash and cash equivalents                                    7.0     (2.0)    (3.7)
                                                                                          ---------  -------  -------

Net increase in cash and cash equivalents                                                 $   102.6  $ 118.3  $ 132.5
Cash and cash equivalents at beginning of year                                                277.4    159.1     26.6
                                                                                          ---------  -------  -------

Cash and cash equivalents at end of year                                                  $   380.0  $ 277.4  $ 159.1
                                                                                          =========  =======  =======

See accompanying notes to consolidated financial statements beginning on page
115.

               Armstrong World Industries, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION
Armstrong World Industries, Inc. ("AWI") is a Pennsylvania corporation incorporated in 1891, which together with its subsidiaries is referred to here as "Armstrong". Through its U.S. operations and U.S. and international subsidiaries, Armstrong designs, manufactures and sells flooring products (resilient, wood, carpeting and sports flooring) as well as ceiling systems, around the world. Armstrong products are sold primarily for use in the finishing, refurbishing and repair of residential, commercial and institutional buildings. Armstrong also designs, manufactures and sells kitchen and bathroom cabinets to single and multi family homebuilders and remodelers.

Armstrong Holdings, Inc. (which together with its subsidiaries is referred to here as "AHI") is the publicly held parent holding company of Armstrong. Armstrong Holdings, Inc. became the parent company of Armstrong on May 1, 2000, following AWI shareholder approval of a plan of exchange under which each share of AWI was automatically exchanged for one share of Armstrong Holdings, Inc. Armstrong Holdings, Inc. was formed for purposes of the share exchange and holds no other significant assets or operations apart from AWI and AWI's subsidiaries. Stock certificates that formerly represented shares of AWI were automatically converted into certificates representing the same number of shares of Armstrong Holdings, Inc. The publicly held debt of AWI was not affected in the transaction.

Proceedings under Chapter 11
On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court") in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of Armstrong's wholly-owned subsidiaries, Nitram Liquidators, Inc. ("Nitram") and Desseaux Corporation of North America, Inc. ("Desseaux," and together with AWI and Nitram, the "Debtors"). The Chapter 11 cases are being jointly administered under case numbers 00-4469, 00-4470, and 00-4471 (the "Chapter 11 Case").

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors' committees, one representing asbestos personal injury claimants (the "Asbestos Personal Injury Claimants' Committee"), one representing asbestos property damage claimants (the "Asbestos Property Damage Committee"), and the other representing other unsecured creditors (the "Unsecured Creditors' Committee"), have been appointed in the Chapter 11 Case. In addition, an individual has been appointed to represent the interests of future asbestos personal injury claimants (the "Future Claimants' Representative"). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Court in the Chapter 11 Case.

Plan of Reorganization
On November 4, 2002, AWI filed a Plan of Reorganization with the Court and on March 14, 2003, AWI filed its First Amended Plan of Reorganization and selected exhibits (as so amended, it is referred to in this report as the "POR"). The POR has been endorsed by AHI's Board of Directors and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. At present, AWI has not yet reached agreement with the Asbestos Property Damage Committee with respect to the terms and provisions of the POR. The POR provides for, among other things, the treatment and discharge of all prepetition claims, including all asbestos-related claims. The POR excludes Armstrong's Nitram and Desseaux subsidiaries. Implementation of the POR and the treatment of claims and interests as provided therein is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain.

Disclosure Statement
On December 20, 2002, a proposed disclosure statement with respect to the POR was filed with the Court. On December 26, 2002, AWI filed projected financial information with the Court as Exhibit C to the disclosure statement. On March 14, 2003, AWI filed an amended Disclosure Statement with the Court (as so amended, it is referred to in this report as the "Disclosure Statement"). Prior to soliciting acceptances to the POR, the Court must approve a disclosure statement to be included as part of the solicitation materials and find that the disclosure statement contains adequate information to enable those voting on the POR to make an informed judgment to accept or reject the POR.

As indicated in the Disclosure Statement and its exhibits, the projected financial information and various estimates of value therein discussed should not be regarded as representations or warranties by AWI, AHI or any other person as to the accuracy of such information or that any such projection or valuation will be realized. The information in the Disclosure Statement, including the projected financial information and estimates of value, has been prepared by AWI and its financial advisors. This information has not been audited or reviewed by independent accountants. The significant assumptions used in preparation of the information and estimates of value are included in Exhibit C to the Disclosure Statement. The Bankruptcy Court has scheduled the hearing to consider approval of the Disclosure Statement for April 4, 2003.

The discussions of the POR and Disclosure Statement in this report are qualified by reference to the full text of those documents as filed with the Court and filed for reference purposes with the Securities and Exchange Commission. The POR and Disclosure Statement are available at www.armstrongplan.com, where additional information will be posted as it becomes available.

Objections to the Disclosure Statement
During February 2003, several parties involved in the Chapter 11 Case filed objections to the initial Disclosure Statement with the Court. Objections were filed by, among others, Liberty Mutual Insurance Company, the Center for Claims Resolution, Travelers Indemnity Company and Travelers Casualty and Surety Company, Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, and the Unofficial Committee of Select Asbestos Claimants. Additional objections may be filed against the amended Disclosure Statement. The Court heard and addressed many of these objections at the February 28, 2003 hearing. Any remaining objections are expected to be addressed at the April 4, 2003 hearing.

Asbestos Personal Injury Trust
A principal feature of the POR is the creation of a trust (the "Asbestos PI Trust"), pursuant to section 524(g) of the Bankruptcy Code, to which all present and future asbestos-related personal injury claims, including contribution claims of co-defendants, will be channeled. In accordance with the "524(g) injunction" to be issued by the Court in connection with the confirmation of the POR, various entities will be protected from suit on account of present and future asbestos-related personal injury claims. These entities include, among others, AWI, reorganized AWI, AHI, AWI's affiliates, and their respective officers and directors. Claims resolution procedures to be utilized by the Asbestos PI Trust have been developed. These procedures will govern the allowance and payment by the Asbestos PI Trust of all present and future asbestos-related personal injury claims. The Asbestos PI Trust will be funded with AWI's rights to insurance providing coverage for asbestos-related personal injury claims, as well as a share of cash, notes, and common stock to be issued under the POR to creditors, as described below.

Consideration to Be Distributed under the POR (unaudited)
The Asbestos PI Trust and the holders of unsecured claims will share in the POR consideration that is made up of the following components:

     .    Available Cash, which is comprised of:
           .   Cash available on the effective date of the POR after reserving up to $100 million to fund ongoing operations and making
               provisions for certain required payments under the POR,
           .   Any cash drawn, at AWI's sole discretion, under an exit finance facility for the purpose of funding distributions under the POR,
               and
           .   Certain insurance proceeds related to environmental matters
     . Plan Notes of reorganized AWI with a term of 5 to 10 years and/or net proceeds from any private offerings of debt securities, and
     .    Substantially all of the outstanding common stock of reorganized AWI

The total amount of Plan Notes will be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI will use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date that would yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, AWI will issue Plan Notes equal to the difference. The private offerings, if issued, will not be registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The POR provides that unsecured creditors, other than convenience creditors described below, will receive their pro rata share of:
     .    34.43% of the new common stock,
     .    34.43% of the first $1.05 billion of
              .    Up to $300 million of Available Cash and
              .    The principal amount of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
     . 60% of the next $50 million of Available Cash and, if such Available Cash is less than $50 million, then 60% of Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, in an amount equal to the difference between $50 million and the amount of such Available Cash, and
     . 34.43% of the remaining amount of Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities.
The remaining amount of new common stock, Available Cash and Plan Notes and/or net cash proceeds from any private debt offerings of debt securities, will be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than debt securities) are less than $10,000 or who elect to reduce their claims to $10,000 will be treated as "convenience creditors" and will receive payment of 75% of their allowed claim amount in cash.

Asbestos property damage claims that are still disputed as of the effective date of the POR will be channeled to a separate trust ("Asbestos PD Trust") under the POR. If the class of asbestos property damage claimants votes to accept the POR, the Asbestos PD Trust will be funded with $0.5 million to $2.0 million in cash based upon the number of disputed claims (which will be funded exclusively from the proceeds of insurance). If the class of asbestos property damage claimants rejects the POR, the Court will estimate the aggregate value of asbestos property damage claims, and the Asbestos PD Trust will be funded exclusively with rights to insurance in an amount sufficient to provide for payment in full of asbestos property damage claims, up to the aggregate amount estimated by the Court. However, if less than 25 disputed asbestos property damage claims remain outstanding as of the effective date of the POR, AWI may elect, in its sole discretion, to litigate the merits of each remaining asbestos property damage claim before the Court and pay any allowed claim in full, in cash, from insurance proceeds rather than channel the asbestos property damage claims to the Asbestos PD Trust.

Under the POR, the existing equity interests in AWI will be cancelled. The POR provides for the potential distribution, with respect to existing equity, of warrants to purchase shares of reorganized AWI (the "Warrants"). The terms of the Warrants would all be measured from the effective date of the POR. The
Warrants:
     . Would constitute 5% of the common stock of reorganized AWI on a fully diluted basis:
     .    Would have a 7-year exercisable term; and
     . Would contain an exercise price equal to 125% of the per share equity value of reorganized AWI, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee, and the Future Claimants' Representative, and which will be set forth in the Court-approved disclosure statement for the POR.
The Warrants are estimated to have a value on the effective date of the POR of approximately $40 million to $50 million.

AHI's shareholders will have no actual vote on the POR. If the POR is implemented, the only value that will be retained by AHI shareholders is the potential to receive their ratable share of the Warrants if AHI's Plan of Liquidation (see discussion below) is approved. If the shareholders and Board of Directors of AHI do not approve AHI's Plan of Liquidation, AHI will not receive any Warrants to distribute to its shareholders.

Consideration Value Defined by the Disclosure Statement (unaudited)
In the Disclosure Statement, assuming an Effective Date of the POR of July 1, 2003, and based on estimates of the fair value of reorganized AWI, the total value of consideration to be distributed to the Asbestos PI Trust, other than the asbestos product liability insurance policies, will be approximately $2.1 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) will be approximately $1.1 billion. Based upon the estimated value of the POR consideration and AWI's estimate that unsecured claims allowed by the Court (other than convenience claims) will total approximately $1.65 billion, AWI estimates that holders of allowed unsecured claims (other than convenience claims) will receive a recovery having a value equal to approximately 66.5% of their allowed claims. AWI's estimates of the consideration and potential recoveries are based upon many assumptions, including:
     . The estimated reorganization value for AWI is between $2.7 billion and $3.3 billion (with a midpoint of $3.0 billion)
     . The estimated equity value of new common stock is between $25.60 and $34.40 per share with a midpoint of $30.00 per share (assuming a distribution of 67.5 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust)
     . The Plan Notes will be in the aggregate principal amount of $775 million and are worth their face value
     .    AWI expects to have Available Cash of approximately $350 million
     . The estimated value of the Warrants is between $40 million and $50 million

AHI's Plan of Liquidation
In connection with the consummation of the POR, the existing equity interests in AWI will be cancelled, and the common stock of reorganized AWI will be held principally by AWI's unsecured creditors and the Asbestos PI Trust. The POR contemplates that AHI will propose to its shareholders that it adopt a plan for winding up and dissolving itself. The POR provides that, in order for AHI to receive the Warrants, the shareholders and Board of Directors of AHI must approve AHI's Plan of Liquidation within one year after the occurrence of the effective date under the POR. If such approval is not obtained, the holder of AWI's existing equity interest will not receive the Warrants. The POR provides that reorganized AWI will pay any costs and expenses incurred in connection with AHI's Plan of Liquidation. More information regarding the contemplated dissolution and winding up of AHI will be made available to AHI shareholders in the future.

Structure of Reorganized AWI
As disclosed within the 2002 third quarter Form 10-Q filing, AWI had planned to effectuate a "division" under the Pennsylvania Business Corporation Law in connection with the consummation of the POR. Under the planned division, reorganized AWI was to separate into a holding company and separate wholly-owned subsidiaries carrying out its major lines of business. After further analysis and review, the previously contemplated division will no longer occur and AWI will emerge from bankruptcy protection as the parent and primary operating company.

Common Stock and Debt Securities
As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol "ACK") and two debt securities of AWI (traded under the ticker symbols "AKK" and "ACK 08"). AHI's common stock has resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol "ACKHQ" and one of AWI's debt securities has resumed trading under the ticker symbol "AKKWQ".

Bar Date for Filing Claims
The Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. The Court has extended the bar date for claims from several environmental agencies until the first quarter of 2003. On March 1, 2002, the Court allowed certain holders of alleged asbestos property damage claims to file a class proof of claim against AWI and extended the bar date for asbestos property damage claims to March 20, 2002. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has not been set.

Approximately 4,600 proofs of claim (including late-filed claims) totaling approximately $6.2 billion alleging a right to payment from AWI were filed with the Court in response to the August 31, 2001 bar date, which are discussed below. AWI continues to investigate claims. The Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

In its ongoing review of the filed claims, AWI has identified and successfully objected to approximately 1,300 claims totaling $1.6 billion. These claims were primarily duplicate filings, claims that were subsequently amended or claims that are not related to AWI. The Court disallowed these claims with prejudice.

Approximately 1,000 proofs of claim totaling approximately $1.9 billion are pending with the Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI's participation in the Center for Claims Resolution (the "Center"). As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures to be developed in connection with the POR. See further discussion regarding AWI's liability for asbestos-related matters in Note 32 of the Consolidated Financial Statements.

Approximately 500 proofs of claim totaling approximately $0.8 billion alleging asbestos-related property damage are pending with the Court. Most of these claims were new to AWI and many were submitted with insufficient documentation to assess their validity. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for approximately $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4, 2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these approximately 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above. AWI expects to continue vigorously defending any asserted asbestos-related property damage claims in the Court. AWI believes that it has a significant amount of existing insurance coverage available for asbestos-related property damage liability, with the amount ultimately available dependent upon, among other things, the profile of the claims that may be allowed by the Court. AWI's history of property damage litigation prior to the Chapter 11 filing is described in Note 32 of the Consolidated Financial Statements.

Approximately 1,800 claims totaling approximately $1.9 billion alleging a right to payment for financing, environmental, trade debt and other claims are pending with the Court. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities. AWI continues to investigate the claims to determine their validity.

AWI continues to evaluate claims filed in the Chapter 11 Case. AWI has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the Court. During the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability based on the developments in the Chapter 11 Case. See Note 32 of the Consolidated Financial Statements for further discussion. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Court. However, it is likely the value of the claims ultimately allowed by the Court will be different than amounts presently recorded by AWI and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing
On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its debtor-in-possession credit facility (the "DIP Facility") from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. As of December 31, 2002, AWI had approximately $28.7 million in letters of credit which were issued pursuant to the DIP Facility. As of December 31, 2002, AWI had $76.4 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. The decrease from the $205.9 million of cash and cash equivalents at September 30, 2002 is primarily due to an intercompany payment of $120 million from AWI to a wholly owned non-debtor subsidiary under a license agreement for use of intangible assets and intellectual property. This payment does not affect Armstrong's consolidated cash balance. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact
AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. See
Note 4 of the Consolidated Financial Statements for detail of the liabilities subject to compromise at December 31, 2002 and 2001. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 32 of the Consolidated Financial Statements for further discussion of AWI's asbestos liability.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2002, 2001 and 2000:

                                                                Year Ended December 31,
(amounts in millions)                                         2002       2001       2000
---------------------                                      ---------  ---------  ----------
Professional fees                                            $27.8      $24.5      $  2.6
Interest income, post petition                                (3.5)      (5.1)       (0.3)
Reductions to prepetition liabilities                         (1.1)      (2.0)         --
Termination of prepetition lease obligation                     --       (5.9)         --
ESOP related costs                                              --         --        58.8
Adjustment of net debt and debt issue costs to expensed
 amount of allowed claim                                        --         --        42.0
Other expense directly related to bankruptcy, net              0.3        1.0         0.2
                                                           ---------  ---------  ----------
Total Chapter 11 reorganization costs, net                   $23.5      $12.5      $103.3
                                                           =========  =========  ==========

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

ESOP related costs include a $43.3 million impairment charge related to amounts borrowed by the ESOP from Armstrong, the trustee of the ESOP. After the Filing, it was expected that the ESOP would no longer have the ability to repay Armstrong money it previously borrowed. In addition, a $15.5 million expense was recorded related to interest and tax penalty guarantees owed to ESOP bondholders caused by the default on the ESOP bonds.

In order to record prepetition debt at the face value or the amount of the expected allowed claims, AWI adjusted the amount of net debt and debt issue costs and recorded a pretax expense of $42.0 million.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain. Further, a confirmed plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of Armstrong and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance asset recoveries and reserves for bad debts, inventory obsolescence, warranty, workers compensation, general liability and environmental claims. Management determines the amount of necessary reserves based upon all known relevant information. Management also confers with outside parties, including outside counsel, where appropriate. Actual results may differ from these estimates.

Revenue Recognition. Armstrong recognizes revenue from the sale of products and the related accounts receivable no earlier than the date on which title transfers, generally on the date of shipment. A provision is made for the estimated cost of rebates and promotional programs. Provisions for estimated discounts and bad debt losses are based on knowledge of specific customers and a review of outstanding accounts receivable balances.

Sales Incentives. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-014, "Accounting for Certain Sales Incentives," certain sales incentives are recorded as a reduction of net sales for all periods presented. In accordance with EITF Issue No. 00-022, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," certain sales volume incentives are recorded as a reduction of net sales for all periods presented. In accordance with EITF Issue No. 00-025, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective January 1, 2002, Armstrong has reclassified $1.9 million from selling, general and administrative expenses to a reduction of net sales for both 2001 and 2000.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. Armstrong recognizes advertising expenses as they are incurred.

Pension and Postretirement Benefits. Armstrong has benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, Armstrong's practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations over periods ranging up to 30 years, but not in excess of the funding limitations.

Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are recognized using enacted tax rates for expected future tax consequences of events recognized in the financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax benefit for dividends paid on unallocated shares of stock held by the ESOP was recognized in shareholder's equity.

Gains and Losses on Divestitures. Armstrong generally records the gain or loss on divested businesses in other non-operating income or expense.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. Armstrong principally sells products to customers in the building products industries, in various geographic regions. In 2002, Armstrong's net sales to The Home Depot, Inc. totaled approximately $380.3 million compared to approximately $340.8 million and $373.2 million in 2001 and 2000, respectively. No other customer accounted for more than 10% of Armstrong's revenue. There are no significant concentrations of credit risk other than with two home center customers who represent 22% and 18% of Armstrong's trade receivables as of December 31, 2002 and 2001, respectively. Armstrong continuously evaluates the creditworthiness of its customers and generally does not require collateral.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on the straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For purposes of calculating any impairment, fair values are determined using a net discounted cash flows approach. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in "Selling, general and administrative expenses."

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2002 and 2001 due to the Chapter 11 Filing. Capitalized interest was $0.4 million in 2000.

Goodwill and Other Intangibles. Effective January 1, 2002, Armstrong adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Armstrong's annual impairment test is performed in the fourth quarter. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. See Note 12 for required disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7 as opposed to the amount for which a claim may be settled.

Foreign Currency Transactions. Assets and liabilities of Armstrong's subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholder's equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, Armstrong uses derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 19 for further discussion.

Stock-based Employee Compensation. Effective December 31, 2002, Armstrong adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires the following disclosure. At December 31, 2002, Armstrong had three stock-based employee compensation plans, which are described more fully in Note 25. Armstrong accounts for those plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income if Armstrong had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation.

                                                                            2002            2001         2000
                                                                         ---------         -----        -----
Net income (loss), as reported                                           $(2,142.8)        $92.8        $11.8
Add:  Stock-based employee compensation expense included in reported
---
net income, net of related tax effects                                         0.6           1.8          2.9

Deduct:  Total stock-based employee compensation expense determined
------
under fair value based method for all awards, net of related tax
effects                                                                       (1.1)         (4.0)        (8.1)
                                                                         ---------         -----        -----
Pro forma net income (loss)                                              $(2,143.3)        $90.6        $ 6.6
                                                                         =========         =====        =====

Fiscal Periods. The fiscal years of the Wood Flooring and Cabinets segments end on the Saturday closest to December 31, which was December 28, 2002, December 29, 2001, and December 30, 2000. No events occurred between these dates and December 31 materially affecting Armstrong's financial position or results of operations.

NOTE 3. NATURE OF OPERATIONS
Industry Segments

                                                                 Textiles
                                        Resilient      Wood      & Sports    Building                All   Unallocated
    For the year ended 2002             Flooring     Flooring    Flooring    Products    Cabinets   Other   Corporate       Total
    -----------------------             --------     --------    --------    --------    --------   -----  -----------      -----
(millions)
----------
Net sales to external customers         $1,152.3       $719.3      $247.2      $826.6      $226.9                       $ 3,172.3
Equity loss (earnings) from affiliates       0.1            -           -       (19.7)          -   $(2.1)                  (21.7)
Segment operating income (loss)             64.5         53.0        (4.7)       96.5        (3.9)    2.1    $(2,544.8)  (2,337.3)
Restructuring and reorganization
  charges, net of reversals                  2.2            -        (0.3)          -           -       -            -        1.9
Segment assets                             890.7        619.7       203.4       544.6       116.6    18.4      2,111.4    4,504.8
Depreciation and amortization               54.7         16.8         5.6        32.2         2.2       -         25.2      136.7
Investment in affiliates                     0.9            -           -        24.6           -    18.4            -       43.9
Capital additions                           39.0         22.9         4.1        28.5         6.0       -         24.6      125.1

                                                                 Textiles
                                        Resilient      Wood      & Sports    Building                All   Unallocated
    For the year ended 2001             Flooring     Flooring    Flooring    Products    Cabinets   Other   Corporate       Total
    -----------------------             --------     --------    --------    --------    --------   -----  -----------      -----
(millions)
----------
Net sales to external customers         $1,164.2     $  655.3      $262.9      $831.0      $225.3                       $ 3,138.7
Equity (earnings) from affiliates           (0.1)           -           -       (16.1)          -   $(0.3)                  (16.5)
Segment operating income (loss)             70.8          0.9        (0.7)       92.4        15.2     0.3    $   (38.8)     140.1
Restructuring and reorganization
  charges, net of reversals                  0.2          4.1         1.2         1.1         1.1       -          1.3        9.0
Segment assets                             855.3      1,260.6       177.7       527.0       108.0    16.3      1,093.2    4,038.1
Depreciation and amortization               57.3         36.0         4.7        33.0         2.3       -         23.5      156.8
Investment in affiliates                     0.9            -           -        22.4           -    16.3            -       39.6
Capital additions                           43.9         22.7         8.6        32.2         2.1       -         18.3      127.8

                                                                 Textiles
                                        Resilient      Wood      & Sports    Building                All   Unallocated
    For the year ended 2000             Flooring     Flooring    Flooring    Products    Cabinets   Other   Corporate       Total
    -----------------------             --------     --------    --------    --------    --------   -----  -----------      -----
(millions)
----------
Net sales to external customers         $1,237.3     $  683.3      $277.0      $833.1      $218.2                       $ 3,248.9
Intersegment sales                           4.2            -           -           -           -                             4.2
Equity (earnings) from affiliates              -            -           -       (17.9)          -   $(0.1)                  (18.0)
Segment operating income (loss)             80.4         57.8         5.2       113.9        16.5     0.1      $(266.7)       7.2
Restructuring and reorganization
 charges, net of reversals                   7.9          1.3         0.8         0.2         0.4       -          8.2       18.8
Segment assets                             884.7      1,255.1       213.2       568.5       103.5    16.3        963.9    4,005.2
Depreciation and amortization               70.1         34.7         3.5        32.8         2.3       -         21.0      164.4
Investment in affiliates                     1.1            -           -        19.9           -    16.3            -       37.3
Capital additions                           52.0         32.5        11.1        43.6         6.2       -         13.7      159.1

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes, unusual gains and losses, and interest expense. Armstrong accounts for intersegment sales and transfers based upon its internal transfer pricing policy.

The 2002 decrease in the assets of the Wood Flooring segment is primarily due to the $596.0 million ($593.8 million, net of tax) goodwill and intangible asset impairment write down recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 12 for further details.

The 2002 increase in the assets of the Unallocated Corporate segment is primarily due to the $869.7 million increase in the deferred tax asset primarily created by the fourth quarter 2002 asbestos charge described in Notes 1 and 32.

Resilient Flooring
Armstrong is a worldwide manufacturer of a broad range of resilient floor coverings for homes and commercial and institutional buildings, which are sold with adhesives, installation and maintenance materials and accessories. Armstrong's Resilient Flooring products include vinyl sheet and vinyl tile, linoleum and laminate flooring. Various products offer ease of installation, reduced maintenance (no-wax), and cushioning for greater underfoot comfort. The business mix is approximately 55% residential and 45% commercial. The products are sold in a wide variety of types, designs, and colors to commercial, residential and institutional customers through wholesalers, retailers (including large home centers and buying groups), contractors, and to the hotel/motel and manufactured homes industries.

Wood Flooring
The Wood Flooring segment manufactures and distributes wood and other flooring products. These products are used primarily in residential new construction and remodeling, with some commercial applications in stores, restaurants and high-end offices. The business mix is approximately 95% residential, and 5% commercial. Wood Flooring sales are generally made through independent wholesale flooring distributors and retailers (including large home centers and buying groups) under the brand names Bruce(R), Hartco(R) and Robbins(R).

Textiles & Sports Flooring
The Textiles and Sports Flooring business segment manufactures carpeting and sports flooring products that are mainly sold in Europe. The carpeting products consist principally of carpet tiles and broadloom used in commercial applications as well as the leisure and travel industry. Sports flooring products include artificial turf surfaces. The business mix is approximately 26% residential and 74% commercial. Both product groups are sold through wholesalers, retailers and contractors.

Building Products
The Building Products segment includes commercial and residential ceiling systems. Commercial suspended ceiling systems, designed for use in shopping centers, offices, schools, hospitals, and other commercial and institutional settings, are available in numerous colors, performance characteristics and designs and offer characteristics such as acoustical control, accessibility to the plenum (the area above the ceiling), rated fire protection, and aesthetic appeal. The business mix is approximately 90% commercial, with approximately two-thirds in improvement projects and the balance in new construction. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Armstrong sells commercial ceiling materials and accessories to ceiling systems contractors and to resale distributors. Ceiling materials for the home provide noise reduction and incorporate features intended to permit ease of installation. These residential ceiling products are sold through wholesalers and retailers (including large home centers). Framework (grid) products for Armstrong suspension ceiling systems products are manufactured through a joint venture with Worthington Industries (WAVE) and are sold by both Armstrong and the WAVE joint venture.

Cabinets
The Cabinets segment manufactures kitchen and bathroom cabinetry and related products, which are used primarily in residential new construction and remodeling. The business mix is mostly residential, with approximately 70% in new construction and 30% in home improvement projects. Through its nationwide system of company-owned and independent distribution centers, the Cabinets segment provides design, fabrication and installation services to single-family builders, multi-family builders and remodelers under the brand names IXL(R), Bruce(R) and Armstrong(TM).

All Other
The All Other segment contributes operating income related to the equity investment in Interface Solutions, Inc.

Unallocated Corporate
The Unallocated Corporate segment includes expenses that have not been allocated to the business units. The most significant of these expenses relate to asbestos charges as discussed in Note 32.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas
----------------
 Net trade sales (millions)                                    2002            2001            2000
 --------------------------                                  --------       ---------       ---------
 Americas:
        United States                                        $2,222.1       $ 2,188.1       $ 2,257.6
        Canada                                                  120.5           114.4           122.7
        Other Americas                                           30.7            23.5            25.5
                                                             --------       ---------       ---------
 Total Americas                                              $2,373.3       $ 2,326.0       $ 2,405.8
                                                             --------       ---------       ---------

 Europe:
        England                                              $  134.3       $   135.6       $   131.7
        France                                                   69.3            67.8            74.6
        Germany                                                 172.6           182.2           191.6
        Italy                                                    33.2            31.1            31.9
        Netherlands                                              69.8            87.1            92.5
        Russia                                                   27.2            25.9            21.1
        Spain                                                    26.2            12.5            17.8
        Sweden                                                   15.8            15.9            19.8
        Switzerland                                              36.7            34.1            22.0
        Other Europe                                            109.6           120.9           118.7
                                                             --------       ---------       ---------
 Total Europe                                                $  694.7       $   713.1       $   721.7
                                                             --------       ---------       ---------

 Pacific area:
        Australia                                            $   27.2       $    25.3       $    24.7
        China                                                    22.9            24.1            27.7
        Other Pacific area                                       54.2            50.2            69.0
                                                             --------       ---------       ---------
 Total Pacific area                                          $  104.3       $    99.6       $   121.4
                                                             --------       ---------       ---------
 Total net trade sales                                       $3,172.3       $ 3,138.7       $ 3,248.9
                                                             ========       =========       =========

Long-lived assets (property, plant and equipment), net
------------------------------------------------------
 at December 31 (millions)                                                 2002       2001
 ------------------------                                                --------   --------
Americas:
        United States                                                    $  930.9   $  947.6
        Canada                                                               14.1       14.6
        Other Americas                                                         --        0.1
                                                                         --------   --------
Total Americas                                                           $  945.0   $  962.3
                                                                         --------   --------

Europe:
        Belgium                                                          $   25.4   $   23.8
        England                                                              39.2       35.7
        France                                                               13.9       11.5
        Germany                                                             192.5      166.9
        Netherlands                                                          42.8       35.9
        Sweden                                                               10.0        8.0
        Other Europe                                                          5.8        4.5
                                                                         --------   --------
Total Europe                                                             $  329.6   $  286.3
                                                                         --------   --------

Pacific area:
        China                                                            $   23.2   $   24.6
        Other Pacific area                                                    5.9        5.4
                                                                         --------   --------
Total Pacific area                                                       $   29.1   $   30.0
                                                                         --------   --------

Total long-lived assets, net                                             $1,303.7   $1,278.6
                                                                         ========   ========

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE
As a result of AWI's Chapter 11 filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI's prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of Armstrong subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI's asbestos liability is also recorded in liabilities subject to compromise. During the fourth quarter of 2002, AWI recorded a non-cash charge of $2.5 billion to increase its estimate of probable asbestos-related liability. See Note 1 for further discussion on how the Chapter 11 process may address AWI's liabilities subject to compromise and
Note 32 for further discussion of AWI's asbestos liability.

Liabilities subject to compromise at December 31, 2002 and December 31, 2001 are as follows:

(millions)                                                           2002             2001
----------                                                         --------         --------
Debt (at face value)                                               $1,400.7         $1,400.7
Asbestos-related liability                                          3,190.6            690.6
Prepetition trade payables                                             51.7             52.2
Prepetition other payables and accrued interest                        60.4             56.4
Amounts due to affiliates                                               4.7              4.6
ESOP loan guarantee                                                   157.7            157.7
                                                                   --------         --------
Total liabilities subject to compromise                            $4,865.8         $2,362.2
                                                                   ========         ========

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 17 for detail of debt subject to compromise.

NOTE 5. ACQUISITIONS
During 2001, Armstrong spent $5.6 million to purchase some of the remaining minority interest of already-consolidated entities within the Resilient Flooring segment. Approximately $5.0 million of the purchase price was allocated to goodwill.

On May 18, 2000, Armstrong acquired privately-held Switzerland-based Gema Holding AG ("Gema"), a manufacturer and installer of metal ceilings, for $6 million plus certain contingent consideration not to exceed $25.5 million, based on results over the three year period ending December 31, 2002. The purchase agreement requires that the former owners of Gema are advised of the probable contingent consideration calculation within 30 days of the Gema's audited financial statements being available. If the former owners do not accept such calculation within 30 days, the contingent consideration calculation will be finally determined by a third party.

The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition. Contingent consideration, when and if paid, will be accounted for as additional purchase price. The fair market value of tangible and identifiable intangible net assets acquired exceeded the purchase price by $24.2 million and this amount was recorded as a reduction of the fair value of property, plant and equipment.

NOTE 6. DISCONTINUED OPERATIONS
In February 2001, Armstrong determined to permanently exit the Textiles and Sports Flooring segment and on February 20, 2001 entered into negotiations to sell substantially all of the businesses comprising this segment to a private equity investor based in Europe. Based on these events, the segment was classified as a discontinued operation starting with the fourth quarter of 2000. On June 12, 2001, negotiations with this investor were terminated. During the third quarter of 2001, Armstrong terminated its plans to permanently exit this segment. This decision was based on the difficulty encountered in selling the business and a new review of the business, industry and overall economy conducted by new senior management. Accordingly, this segment is no longer classified as a discontinued operation and amounts have been reclassified into operations as required by EITF Issue No. 90-16 - "Accounting for Discontinued Operations Subsequently Retained". All prior periods have been reclassified to conform to the current presentation.

Based on the expected net realizable value of the business determined during the negotiations to sell the business, Armstrong had recorded a pretax net loss of $34.5 million in the fourth quarter of 2000, $23.8 million net of tax benefit. Armstrong also had recorded an additional net loss of $3.3 million in the first quarter of 2001, as a result of price adjustments resulting from the negotiations. Concurrent with the decision to no longer classify the business as a discontinued operation, the remaining accrued loss of $37.8 million ($27.1 million net of tax) was reversed in the third quarter of 2001 and recorded as part of earnings from discontinued operations. Additionally, the segment's net income of $3.1 million for the first and second quarter of 2001 was reclassified into earnings from continuing operations for those periods.

During the third quarter of 2001, Armstrong concluded there were indicators of impairment related to certain assets in this segment, and accordingly, an impairment evaluation was conducted at the end of the third quarter under the guidelines of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This evaluation led to an impairment charge of $8.4 million, representing the excess of book value over estimated fair value which was determined using a net discounted cash flows approach. The charge was included in cost of sales. The impairment was related to property, plant and equipment that produce certain products for which Armstrong anticipates lower demand in the future. Additionally, an inventory write-down of $2.1 million was recorded in the third quarter of 2001 within cost of sales related to certain products that will no longer be sold.

On May 31, 2000, Armstrong completed its sale of all of the entities, assets and certain liabilities comprising its Insulation Products segment to Orion Einundvierzigste Beteiligungsgesellschaft Mbh, a subsidiary of the Dutch investment firm Gilde Investment Management N.V. for $264 million. The transaction resulted in an after tax gain of $114.8 million. During 2001, Armstrong recorded a pretax loss of $1.1 million related to its divestiture of its Insulation Products segment. This loss resulted from certain post-closing adjustments.

NOTE 7. OTHER DIVESTITURES
In November 2000, Armstrong sold a component of its Textiles and Sports Flooring segment. As this divestiture included a business classified as held for sale since its 1998 acquisition, Armstrong had been recording the 2000 operating losses of this business within SG&A expense. The overall 2000 impact was a reduction of SG&A expense of $0.7 million.

On July 31, 2000, Armstrong completed the sale of its Installation Products Group ("IPG") to subsidiaries of the German company Ardex GmbH, for $86 million in cash. Ardex purchased substantially all of the assets and liabilities of IPG including its shares of the W.W. Henry Company. The transaction resulted in a gain of $44.1 million ($60.2 million pretax) and was recorded in other non-operating income during the third quarter 2000. The financial results of IPG were reported as part of the Resilient Flooring segment. The proceeds and gain are subject to a post-closing working capital adjustment. Under the terms of a supply agreement, Armstrong will purchase some of its installation product needs from Ardex for an initial term of eight years, subject to certain minimums for the first five years after the sale. The supply agreement also called for price adjustments based upon changing market prices for raw materials, labor and energy costs. During February 2003, Armstrong and Ardex reached a settlement in principle on several open issues, which must be approved by the Court. The settlement allowed for the payment of the pre-petition liability to Ardex with a discount, adjusted the pricing for Armstrong's adhesives purchases, eliminated the minimum purchase requirement and resolved environmental remediation disputes. Under the settlement, Ardex will file a proof of claim related to environmental remediation in AWI's Chapter 11 Case, which will be treated as an allowed unsecured claim. This claim resulted in a fourth quarter 2002 charge of $5.3 million, which was recorded in other non-operating expense.

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

(millions)                                                  2002        2001
----------                                                --------     -------
Customer receivables                                        $364.8      $348.5
Customer notes                                                 6.9         7.7
Miscellaneous receivables                                     17.2        21.3
Less allowance for discounts and losses                      (56.5)      (54.2)
                                                            ------      ------
Net accounts and notes receivable                           $332.4      $323.3
                                                            ======      ======

Generally, Armstrong sells its products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. Armstrong considers these factors and the financial condition of each customer when establishing its allowance for losses from doubtful accounts.

NOTE 9. INVENTORIES
Approximately 42% of Armstrong's total inventory in 2002 and 2001 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis, by $52.6 million at the end of 2002 and $46.2 million at year-end 2001.

(millions)                                               2002           2001
----------                                             --------       --------
Finished goods                                           $294.3         $269.6
Goods in process                                           46.6           39.0
Raw materials and supplies                                172.1          182.9
Less LIFO and other reserves                              (69.6)         (55.2)
                                                         ------         ------
Total inventories, net                                   $443.4         $436.3
                                                         ======         ======

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

(millions)                                               2002            2001
----------                                            ----------      ----------
Land                                                  $    94.3       $    85.6
Buildings                                                 624.9           582.8
Machinery and equipment                                 1,786.0         1,693.1
Construction in progress                                   62.3            60.4
Less accumulated depreciation and amortization         (1,263.8)       (1,143.3)
                                                      ---------       ---------
Net property, plant and equipment                     $ 1,303.7       $ 1,278.6
                                                      =========       =========

NOTE 11. EQUITY INVESTMENTS
Investments in affiliates were $43.9 million at December 31, 2002, an increase of $4.3 million, primarily reflecting the equity earnings of Armstrong's 50% interest in its WAVE joint venture and its remaining 35% interest in Interface Solutions, Inc. ("ISI"). Armstrong continues to purchase certain raw materials from ISI under a long-term supply agreement. Equity earnings from affiliates for 2002, 2001 and 2000 consisted primarily of income from a 50% interest in the WAVE joint venture and the 35% interest in ISI.

Armstrong purchases some grid products from WAVE, its 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $41 million, $38 million and $41 million for the years ended December 31, 2002, 2001 and 2000, respectively. Armstrong also provides certain selling and administrative processing services to WAVE for which it receives reimbursement. Additionally, WAVE leases certain land and buildings from Armstrong.

Condensed financial data for significant investments in affiliates accounted for under the equity method of accounting are summarized below:

(millions)                                         2002          2001
----------                                      ----------    ----------
Current assets                                     $82.1         $72.4
Non-current assets                                  31.6          32.3
Current liabilities                                 16.0          15.0
Long-term debt                                      50.0          50.0
Other non-current liabilities                        3.0           1.2

(millions)                                   2002          2001          2000
----------                                 --------      --------      --------
Net sales                                    $201.4       $200.1        $212.2
Gross profit                                   61.2         57.1          60.3
Net earnings                                   39.2         32.3          35.5

NOTE 12.  GOODWILL AND INTANGIBLE ASSETS
Effective January 1, 2002, Armstrong adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

As of January 1, 2002, Armstrong had unamortized goodwill of $822.8 million, of which $717.2 million was attributable to the Wood Flooring segment. In the second quarter of 2002, Armstrong completed the assessment of goodwill and recorded a $590.0 million non-cash transitional impairment charge related to the Wood Flooring segment. The impairment charge is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge arose from the Wood Flooring segment's fair value being lower than its carrying value. The Wood Flooring segment's fair value was determined using a combination of discounted cash flows, values implicit in precedent business combinations of similar companies in the building products industry and stock market multiples of publicly-traded flooring companies. The fair value was negatively affected by lower operating profits and cash flows than were assumed at the time of the acquisition in 1998. The shortfalls were caused by a combination of lower sales plus higher manufacturing costs. Under previous accounting rules, no goodwill impairment would have been recorded at January 1, 2002.

In the fourth quarter of 2002, Armstrong completed its annual assessment of goodwill as required by FAS 142 and determined there was no impairment.

The following table represents the changes in goodwill since December 31, 2001.

(amounts in millions)
Goodwill by segment                  January 1, 2002      Adjustments, net/(1)/    Impairments       December 31, 2002
-------------------                -------------------  -----------------------  ---------------   ---------------------
Resilient Flooring                        $  82.9               $  6.4                                     $ 89.3
Wood Flooring                               717.2                (13.4)              $ (590.0)              113.8
Building Products                            10.1                  1.8                      -                11.9
Cabinets                                     12.6                    -                      -                12.6
                                          -------               -------              ---------             ------
Total consolidated goodwill               $ 822.8               $ (5.2)              $ (590.0)             $227.6
                                          =======               =======              =========             ======

/(1)/ Primarily consists of the effects of foreign exchange and resolution of pre-acquisition tax and other contingencies.

As of January 1, 2002, Armstrong had unamortized identifiable intangible assets of $94.1 million. It was determined that the fair value of one of Wood Flooring's trademarks was lower than its carrying value. The fair value of the trademark was estimated using a discounted cash flow methodology. Accordingly, a non-cash transitional impairment charge of $6.0 million ($3.8 million, net of tax) was calculated and is presented in the income statement as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table details amounts related to Armstrong's intangible assets as of December 31, 2002.

                                                    December 31, 2002
                                             -----------------------------------
(amounts in millions)                           Gross Carrying    Accumulated
                                                    Amount        Amortization
                                             ------------------ ----------------
Amortized intangible assets
---------------------------
 Computer software                                  $ 100.6          $  44.7
 Land use rights and other                              3.6              0.7
                                                    -------          -------
 Total                                              $ 104.2          $  45.4
                                                    -------          =======
Unamortized intangible assets
-----------------------------
 Trademarks and brand names                         $  29.1
                                                    -------

Total intangible assets                             $ 133.3
                                                    =======

Aggregate Amortization Expense
------------------------------
For the year ended December 31, 2002                $  14.8

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2003 through 2007 is as follows:

2003       $ 14.8
2004         13.4
2005         11.4
2006          7.5
2007          3.5

Comparison to prior year "As Adjusted"
The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill and certain identifiable intangible asset amortization in accordance with FAS 142.

(in millions)                                                                   December 31,
                                                                       2002          2001         2000
                                                                    ---------     ---------     --------
Reported net income (loss)                                          $(2,142.8)       $ 92.8        $11.8
Add back:  Goodwill amortization                                            -          22.8         23.9
Add back:  Trademark and brand names amortization                           -           0.8          0.8
                                                                    ---------        ------        -----
Adjusted net income (loss)                                          $(2,142.8)       $116.4        $36.5
                                                                    =========        ======        =====

NOTE 13. OTHER NON-CURRENT ASSETS

(millions)                                                                        2002         2001
----------                                                                     ----------    --------
Cash surrender value of company owned life insurance policies                     $ 58.8      $ 57.9
Long term notes receivable                                                          22.4        22.7
Other                                                                               25.6        24.8
                                                                                  ------      ------
Total other non-current assets                                                    $106.8      $105.4
                                                                                  ======      ======

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(millions)                                                  2002         2001
----------                                               ---------     --------
Payables, trade and other                                   $207.6       $179.8
Employment costs                                              65.8         47.5
Other                                                         85.9         79.4
                                                            ------       ------
Total accounts payable and accrued expenses                 $359.3       $306.7
                                                            ======       ======

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 15. RESTRUCTURING AND OTHER ACTIONS

The following table summarizes activity in the reorganization and restructuring accruals for 2002 and 2001. The net amount of charges and reversals in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

                                  Beginning        Cash                                                      Ending
(millions)                         Balance       Payments        Charges         Reversals       Other       Balance
----------                      ------------   ------------    -----------     -------------   ---------   -----------
2002                                  $ 8.9       $   (2.1)       $  2.3          $  (0.8)       $  0.8         $  9.1
2001                                   22.2          (14.1)          9.7             (2.8)         (6.1)           8.9

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

In the third quarter of 2002, $0.6 million of the remaining accrual related to the first quarter 2002 and fourth quarter 2001 charges in the Textiles and Sports Flooring segment was reversed, comprising certain severance accruals that were no longer necessary. In the fourth quarter of 2002, an additional $0.2 million of this same accrual was reversed.

A $5.4 million pre-tax restructuring charge was recorded in the first quarter of 2001. The charge related to severance and enhanced retirement benefits for more than 50 corporate and line-of-business salaried staff positions, as a result of streamlining the organization, to reflect staffing needs for current business conditions. Of the $5.4 million, $1.6 million represented a non-cash charge for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset.

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

In the third quarter of 2001, a $1.4 million reversal was recorded related to certain 2000 severance and benefit accruals that were no longer necessary and a $0.3 million pre-tax charge was recorded for additional severance payments.

A $6.1 million pre-tax restructuring charge was recorded in the fourth quarter of 2001. $5.2 million of the charge, which was allocated between Wood Flooring and Cabinets, related to severance and enhanced retirement benefits for six salaried employees (including the former Chief Operating Officer), as a result of the on-going integration of the wood flooring and resilient flooring operations. Of the $5.2 million, $0.5 million represented non-cash charges for enhanced retirement benefits, which is accounted for as a reduction of the prepaid pension asset, and accelerated vesting of restricted stock awards. The remaining $0.9 million of the $6.1 million charge related to severance benefits for more than twenty positions in the textiles and sports flooring business, as a result of streamlining the organization. Also in the fourth quarter of 2001, a $0.1 million reversal was recorded related to certain severance and benefit accruals that were no longer necessary.

The amount in "other" in 2002 is related to foreign currency translation. The amount in "other" in 2001 is primarily related to the termination of an operating lease for an office facility in the U.S. These lease costs were previously accrued in the third quarter of 2000 as part of the restructuring charge when the decision to vacate the premises was made. The lease was rejected as part of the Chapter 11 process. Accordingly, the $5.9 million reversal is recorded as a reduction of Chapter 11 reorganization costs in accordance with SOP 90-7. See Note 1 for further discussion. The remaining amount in "other" is related to foreign currency translation.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2002 relates to a noncancelable-operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid by the second quarter of 2003.

NOTE 16. INCOME TAXES
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets, except for certain foreign tax credit, net operating loss carryforwards and other basis adjustments for which Armstrong has provided a valuation allowance of $228.8 million. The $4.9 million of U.S. foreign tax credits will expire in 2005. Armstrong has $1,864.0 million of state net operating losses with expirations between 2003 and 2022, and $187.9 million of foreign net operating losses, which will be carried forward indefinitely. The valuation allowance increased by $47.9 million primarily due to additional foreign and state net operating losses and other basis adjustments.

Deferred income tax assets (liabilities) (millions)                         2002          2001
---------------------------------------------------                      ---------      --------
  Postretirement and postemployment benefits                             $   88.4       $  86.5
  Chapter 11 reorganization costs and restructuring costs                    17.9          19.6
  Asbestos-related liabilities                                            1,153.5         241.7
  Foreign tax credit carryforward                                             4.9           8.6
  Net operating losses                                                      205.5         204.9
  Other                                                                      96.4          79.0
                                                                         --------       -------
Total deferred tax assets                                                 1,566.6         640.3
Valuation allowance                                                        (228.8)       (180.9)
                                                                         --------       -------
Net deferred tax assets                                                   1,337.8         459.4

  Accumulated depreciation                                                 (175.4)       (186.6)
  Pension costs                                                            (138.5)       (118.1)
  Insurance for asbestos-related liabilities                                (66.5)        (72.1)
  Tax on unremitted earnings                                                (27.0)        (27.0)
  Other                                                                     (66.8)        (62.5)
                                                                         --------       -------
Total deferred income tax liabilities                                      (474.2)       (466.3)
                                                                         --------       -------
Net deferred income tax assets (liabilities)                             $  863.6       $  (6.9)
                                                                         ========       =======

Deferred income taxes have been classified in the Consolidated
 Balance Sheet as:
Deferred income tax asset - current                                             $ 14.7         $ 11.5
Deferred income tax asset - non-current                                          869.7             --
Deferred income tax liability - non-current                                      (20.8)         (18.4)
                                                                                ------         ------
Net deferred income tax assets (liabilities)                                    $863.6         $ (6.9)
                                                                                ======         ======

Details of taxes (millions)                                                     2002           2001          2000
---------------------------                                                  ----------      --------      ---------
Earnings (loss) from continuing operations before income taxes:
  Domestic                                                                   $(2,398.0)        $117.1       $(135.4)
  Foreign                                                                         21.2           14.1          23.0
  Eliminations                                                                      --          (15.5)         (9.9)
                                                                             ---------         ------       -------
Total                                                                        $(2,376.8)        $115.7       $(122.3)
                                                                             =========         ======       =======
Income tax provision (benefit):
  Current:
   Federal                                                                   $    35.2         $  5.0       $ (11.3)
   Foreign                                                                        10.6           13.2           7.6
   State                                                                           1.4           (0.6)          1.8
                                                                             ---------         ------       -------
  Total current                                                                   47.2           17.6          (1.9)
                                                                             ---------         ------       -------
  Deferred:
   Federal                                                                      (874.1)          33.3         (32.7)
   Foreign                                                                        (1.6)          (8.4)         (2.5)
   State                                                                           0.7             --           0.3
                                                                             ---------         ------       -------
  Total deferred                                                                (875.0)          24.9         (34.9)
                                                                             ---------         ------       -------
Total income taxes (benefit)                                                 $  (827.8)        $ 42.5       $ (36.8)
                                                                             =========         ======       =======

At December 31, 2002, unremitted earnings of subsidiaries outside the U.S. were $244.5 million (at December 31, 2002 balance sheet exchange rates). Armstrong expects to repatriate $77.0 million of earnings for which $27.0 million of U.S. taxes were provided in 2000. No U.S. taxes have been provided on the remaining unremitted earnings as it is Armstrong's intention to invest these earnings permanently. If such earnings were to be remitted without offsetting tax credits in the U.S., withholding taxes would be $4.5 million. The 2002 tax provision includes benefits from the completion of various domestic and foreign tax examinations. The 2001 tax provision reflects the reversal of certain state tax and other accruals no longer required due to the completion of state tax audits and/or expiration of statues of limitation partially offset by certain nondeductible expenses.

Reconciliation to U.S. statutory tax rate (millions)                            2002           2001          2000
----------------------------------------------------                          --------       --------       --------
Continuing operations tax (benefit) at statutory rate                           $(831.9)       $ 40.5        $(43.3)
State income taxes, net of federal benefit                                          1.7          (1.9)          1.8
Foreign losses                                                                      7.2           1.1            --
Tax on foreign and foreign-source income                                          (15.9)         (8.4)          4.4
Goodwill                                                                             --           6.7           9.9
Sale of subsidiary                                                                   --            --          (9.1)
Permanent differences                                                              10.8           5.9            --
Other items, net                                                                    0.3          (1.4)         (0.5)
                                                                                -------         -----        ------
Tax expense (benefit) at effective rate                                         $(827.8)       $ 42.5        $(36.8)
                                                                                =======         =====        ======

Other taxes (millions)                                                           2002           2001          2000
----------------------                                                        ---------      --------       -------
Payroll taxes                                                                   $  76.1        $  74.2       $ 73.9
Property, franchise and capital stock taxes                                        12.6           16.3         20.0

NOTE 17. DEBT
(See Note 4 regarding treatment of prepetition debt.)

                                                                             Average                        Average
                                                                             year-end                      year-end
($ millions)                                                    2002       interest rate       2001       interest rate
------------                                                 ---------   ----------------    --------     -------------
 Borrowings under lines of credit                             $  450.0            7.18%      $  450.0            7.18%
 DIP Facility                                                        -               -              -               -
 Commercial paper                                                 50.0            6.75%          50.0            6.75%
 Foreign banks                                                    12.3            4.58%          18.9            5.16%
 Bank loans due 2003-2006                                         30.6            5.95%          39.5            5.47%
 9.00% medium-term notes due 2001                                  7.5            9.00%           7.5            9.00%
 6.35% senior notes due 2003                                     200.0            6.35%         200.0            6.35%
 6.50% senior notes due 2005                                     150.0            6.50%         150.0            6.50%
 9.75% debentures due 2008                                       125.0            9.75%         125.0            9.75%
 7.45% senior notes due 2029                                     200.0            7.45%         200.0            7.45%
 7.45% senior quarterly interest bonds due 2038                  180.0            7.45%         180.0            7.45%
 Industrial development bonds                                     21.0            4.00%          21.0            4.95%
 Capital lease obligations                                         5.6            7.63%           6.3            7.25%
 Other                                                            27.6           10.65%          27.8           10.56%
                                                              --------       ---------       --------        --------
Subtotal                                                       1,459.6            7.26%       1,476.0            7.24%
Less debt subject to compromise                                1,400.7            7.35%       1,400.7            7.35%
Less current portion and short-term debt                          19.0            5.14%          25.0            6.01%
                                                              --------       ---------       --------        --------
Total long-term debt, less current portion                    $   39.9            5.10%      $   50.3            4.92%
                                                              ========       =========       ========        ========

Approximately $24.1 million of the $58.9 million of total debt not subject to compromise outstanding as of December 31, 2002 was secured with buildings and other assets. Approximately $42.8 million of the $75.3 million of total debt not subject to compromise outstanding as of December 31, 2001 was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (millions):
       2003                 $6.7
       2004                  7.6
       2005                  6.7
       2006                  5.1
       2007                  1.6

In accordance with SOP 90-7, AWI stopped recording interest expense on unsecured prepetition debt effective December 6, 2000. This unrecorded interest expense was $99.2 million in 2002, $99.7 million in 2001, and $7.0 million in 2000.

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2002 and 2001.

($ millions)                                                    2002 and 2001
------------                                                    -------------
  Borrowings under lines of credit                                 $    450.0
  Commercial paper                                                       50.0
  9.00% medium-term notes due 2001                                        7.5
  6.35% senior notes due 2003                                           200.0
  6.50% senior notes due 2005                                           150.0
  9.75% debentures due 2008                                             125.0
  7.45% senior notes due 2029                                           200.0
  7.45% senior quarterly interest bonds due 2038                        180.0
  Industrial development bonds                                           11.0
  Other                                                                  27.2
                                                                   ----------
Total debt subject to compromise                                   $  1,400.7
                                                                   ==========

On November 1, 2002, the Court announced it had approved AWI's motion to reduce the amount of its DIP Facility from $200 million to $75 million, eliminate the revolving credit borrowing feature, retain the letter of credit issuance facility and extend the maturity date to December 8, 2003. Obligations under the DIP Facility to reimburse drawing upon the letters of credit constitute a superpriority administrative expense claim in the Chapter 11 Case. As of December 31, 2002 and 2001, AWI had approximately $28.7 million and $8.4 million, respectively, in letters of credit which were issued pursuant to the DIP Facility.

Other debt includes an $18.6 million zero-coupon note due in 2013 that was fully amortized to its face value due to the Chapter 11 filing.

In addition, Armstrong's foreign subsidiaries have approximately $45.2 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS
Armstrong and a number of its subsidiaries have pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. Armstrong also has defined-contribution pension plans (including the Retirement Savings and Stock Ownership Plan, as described in Note 24) for eligible employees. Benefits from pension plans, which cover substantially all employees worldwide, are based on an employee's compensation and years of service. When necessary, pension plans are funded by Armstrong. Postretirement benefits are funded by Armstrong on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. Armstrong announced in 1989 and 1990 a 15-year phase-out of its health care benefits for certain future retirees. These future retirees include parent company nonunion employees and some union employees. Shares of RSSOP common stock were allocated to eligible active employees through June 2000, based on employee age and years to expected retirement, to help employees offset their future postretirement medical costs. The RSSOP was amended in November 2000 to suspend future allocations and in December 2000, Armstrong used cash to fund this benefit. In 2001, an equity share allocation was made to all eligible active full-time employees as of July 26, 2001. The allocation was made as a result of Armstrong's forgiveness of loans receivable from the RSSOP.

Effective November 1, 2000, an amendment to the Retirement Income Plan (RIP), a qualified U.S. defined benefit plan, established an additional benefit known as the ESOP Pension Account to partially compensate active employee and retiree ESOP participants for the decline in the market value of Armstrong's stock. The effect of this amendment had no material impact to the financial position or results of operations in 2000, but increased the benefit obligation by $92.2 million and decreased the pension credit by $11.7 million in 2001. The RIP document was revised to reflect these changes.

The following tables summarize the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans. The plan assets are primarily stocks, mutual funds and bonds. Included in these assets were 1,426,751 shares of AHI common stock at year-end 2002 and 2001. The pension benefits disclosures include both the RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

                                                                                       Retiree Health and Life
                                                             Pension Benefits             Insurance Benefits
                                                         -----------------------      -------------------------
U.S. defined-benefit plans (millions)                       2002        2001              2002         2001
-------------------------------------                    ----------  -----------      -----------   -----------
Change in benefit obligation:
Benefit obligation as of January 1                        $1,324.4    $1,132.4           $ 386.6      $ 259.6
Service cost                                                  17.2        14.9               5.6          3.6
Interest cost                                                 89.1        93.0              28.1         20.2
Plan participants' contributions                                --          --               4.0          3.7
Plan amendments                                                0.7        79.6              (0.5)          --
Effect of special termination benefits                          --         2.9                --           --
Actuarial loss                                                83.5        92.7              64.5        129.5
Benefits paid                                                (91.5)      (91.1)            (30.1)       (30.0)
                                                          --------    --------           -------      -------
Benefit obligation as of December 31                      $1,423.4    $1,324.4           $ 458.2      $ 386.6
                                                          ========    ========           =======      =======

Change in plan assets:
Fair value of plan assets as of January 1                 $1,735.9    $1,790.6
Actual return on plan assets - (loss)/gain                   (43.9)       32.9
Employer contribution                                          3.0         3.5           $  26.1      $  26.3
Plan participants' contributions                                --          --               4.0          3.7
Benefits paid                                                (91.4)      (91.1)            (30.1)       (30.0)
                                                          --------    --------           -------      -------
Fair value of plan assets as of December 31               $1,603.6    $1,735.9           $   0.0      $   0.0
                                                          ========    ========           =======      =======

Funded status                                             $  180.2    $  411.5           $(458.2)     $(386.6)
Unrecognized net actuarial loss (gain)                       100.9      (187.4)            215.0        161.7
Unrecognized transition asset                                   --        (2.1)               --           --
Unrecognized prior service cost                              131.9       148.7               9.1          9.9
                                                          --------    --------           -------      -------
Net amount recognized                                     $  413.0    $  370.7           $(234.1)     $(215.0)
                                                          ========    ========           =======      =======

The funded status of U.S. defined-benefit plans was determined using the assumptions presented in the table below.

                                                                          Retiree Health and Life
                                                      Pension Benefits      Insurance Benefits
                                                   ---------------------  -----------------------
U.S. defined-benefit plans                            2002       2001       2002        2001
--------------------------                         ---------- ----------  ----------  -----------
Weighted-average assumption as of
 December 31:
Discount rate                                          6.50%      7.00%       6.50%       7.00%
Expected return on plan assets                         8.00%      8.75%         n/a         n/a
Rate of compensation increase                          4.00%      4.00%       4.00%       4.00%

Amounts recognized in the consolidated balance sheets consist of:

                                                                          Retiree Health and Life
                                                      Pension Benefits      Insurance Benefits
                                                   ---------------------  -----------------------
(millions)                                            2002       2001       2002        2001
----------                                         ---------- ----------  ----------  -----------
Prepaid benefit costs                                $428.9     $386.9
Accrued benefit liability                             (33.3)     (30.4)   $(234.1)      $(215.0)
Intangible asset                                        1.0        1.2         --            --
Other comprehensive income                             16.4       13.0         --            --
                                                     ------     ------    -------       -------
Net amount recognized                                $413.0     $370.7    $(234.1)      $(215.0)
                                                     ======     ======    =======       =======

                                                                                          Pension Benefits
                                                                                      -----------------------
U.S. pension plans with benefit obligations in excess of assets (millions)               2002        2001
--------------------------------------------------------------------------            ----------  -----------
Projected benefit obligation, December 31                                                  $35.5       $33.2
Accrued benefit obligation, December 31                                                     33.3        30.4
Fair value of plan assets, December 31                                                        --          --

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

                                                                                      Pension Benefits
                                                                            -----------------------------------
U.S. defined-benefit plans (millions)                                            2002       2001        2000
-------------------------------------                                       ------------ -----------  ---------
Service cost of benefits earned during the year                                $  17.2      $  14.9     $  13.9
Interest cost on projected benefit obligation                                     89.1         93.0        84.0
Expected return on plan assets                                                  (154.4)      (164.4)     (153.6)
Amortization of transition asset                                                  (2.1)        (6.2)       (6.2)
Amortization of prior service cost                                                17.6         17.5        11.9
Recognized net actuarial (gain)                                                   (6.6)       (11.6)      (13.9)
                                                                               -------      -------     -------
Net periodic pension credit                                                    $ (39.2)     $ (56.8)    $ (63.9)
                                                                               =======      =======     =======

The components of postretirement benefit cost are as follows:

                                                                                   Retiree Health and
                                                                                Life Insurance Benefits
                                                                           ---------------------------------
U.S. defined-benefit plans (millions)                                        2002         2001       2000
-------------------------------------                                      --------     --------   ---------
Service cost of benefits earned during the year                              $ 5.6         $ 3.6       $ 2.8
Interest cost on accumulated postretirement benefit obligation                28.1          20.2        18.7
Amortization of prior service cost (benefit)                                   0.2           0.3        (0.9)
Recognized net actuarial loss                                                 11.2           2.1         1.0
                                                                             -----         -----       -----
Net periodic postretirement benefit cost                                     $45.1         $26.2       $21.6
                                                                             =====         =====       =====

For measurement purposes, an average rate of 11% annual increase in the per capita cost of covered health care benefits was assumed for 2003, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                         One percentage point
                                                                                      --------------------------
U.S. retiree health and life insurance benefit plans (millions)                         Increase     Decrease
---------------------------------------------------------------                       ------------ -------------
Effect on total of service and interest cost components                                  $ 4.0         $ (3.3)
Effect on postretirement benefit obligation                                               47.9          (40.0)

Armstrong has pension plans covering employees in a number of foreign countries that utilize assumptions that are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and rate assumptions associated with foreign pension benefits.

                                                                Pension Benefits
                                                             ---------------------
Non-U.S. defined-benefit plans (millions)                      2002        2001
-----------------------------------------                    --------    ---------
Change in benefit obligation:
Benefit obligation as of January 1                            $ 283.6     $ 290.8
Service cost                                                      8.1         7.9
Interest cost                                                    15.9        15.4
Plan participants' contributions                                  2.3         2.2
Plan amendments                                                   0.1         1.8
Effect of settlements                                             0.1          --
Effect of special termination benefits                             --         0.3
Foreign currency translation adjustment                          44.3       (11.6)
Actuarial loss (gain)                                             4.0        (9.6)
Benefits paid                                                   (18.3)      (13.6)
                                                              -------     -------
Benefit obligation as of December 31                          $ 340.1     $ 283.6
                                                              =======     =======

Change in plan assets:
Fair value of plan assets as of January 1                     $ 156.8     $ 179.2
Actual return on plan assets (loss)                             (20.9)      (18.1)
Employer contributions                                           15.1        11.8
Plan participants' contributions                                  2.3         2.2
Foreign currency translation adjustment                          18.7        (4.7)
Benefits paid                                                   (18.3)      (13.6)
                                                              -------     -------
Fair value of plan assets as of December 31                   $ 153.7     $ 156.8
                                                              =======     =======

Funded status                                                 $(186.4)    $(126.8)
Unrecognized net actuarial loss                                  53.4        13.3
Unrecognized transition obligation                                0.2         0.3
Unrecognized prior service cost                                   5.9         5.7
                                                              -------     -------
Net amount recognized                                         $(126.9)    $(107.5)
                                                              =======     =======

Amounts recognized in the consolidated balance sheets consist of:

                                                             Pension Benefits
                                                           --------------------
(millions)                                                  2002         2001
----------                                                 -------      -------
Prepaid benefit cost                                       $   6.3      $   6.0
Accrued benefit liability                                   (152.6)      (119.6)
Intangible asset                                               3.9          0.5
Other comprehensive income                                    15.5          5.6
                                                           -------      -------
Net amount recognized                                      $(126.9)     $(107.5)
                                                           =======      =======

Non-U.S. pension plans with benefit obligations              Pension Benefits
                                                           --------------------
in excess of assets (millions)                              2002         2001
------------------------------                             -------      -------
Projected benefit obligation, December 31                   $340.1       $123.0
Accrued benefit obligation, December 31                      300.2        117.8
Fair value of plan assets, December 31                       153.7          2.3

The components of pension cost are as follows:

Non-U.S. defined-benefit plans (millions)                    2002        2001       2000
-----------------------------------------                  -------      -------    -------
Service cost of benefits earned during the year             $  8.1       $  7.9      $ 7.2
Interest cost on projected benefit obligation                 15.9         15.4       14.6
Expected return on plan assets                               (11.2)       (11.0)      (9.9)
Amortization of transition obligation                          0.1          0.4        0.2
Amortization of prior service cost                             0.6          0.2        1.0
Recognized net actuarial loss (gain)                           0.2           --       (0.1)
                                                           -------      -------    -------
Net periodic pension cost                                   $ 13.7       $ 12.9      $13.0
                                                           =======      =======    =======

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

                                                             Pension Benefits
                                                           --------------------
Non-U.S. defined-benefit plans                               2002        2001
------------------------------                             -------      -------
Weighted-average assumption as of December 31:
Discount rate                                                5.49%       5.49%
Expected return on plan assets                               6.54%       6.35%
Rate of compensation increase                                3.71%       3.72%

Costs for other defined contribution benefit plans and multiemployer pension plans were $9.9 million in 2002, $11.9 million in 2001, and $16.1 million in 2000.

NOTE 19. FINANCIAL INSTRUMENTS
Armstrong does not hold or issue financial instruments for trading purposes. The estimated fair values of Armstrong's financial instruments are as follows:

                                                                   2002                                2001
                                                     ---------------------------------   ---------------------------------
                                                         Carrying       Estimated             Carrying      Estimated
(millions at December 31)                                 amount        fair value             amount       fair value
-------------------------                            --------------  -----------------   ---------------  ----------------
Assets/(Liabilities):
   Debt subject to compromise                           $(1,400.7)        $(600.2)          $(1,400.7)        $(739.6)
   Long-term debt, including current portion                (46.6)          (46.6)              (56.4)          (56.4)
   Foreign currency contract obligations                     (4.6)           (4.6)                1.7             1.7
   Natural gas contracts                                      3.9             3.9                (5.2)           (5.2)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to Armstrong for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

Armstrong utilizes lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2002, Armstrong's foreign subsidiaries had available lines of credit totaling $51.1 million, of which $5.9 million was used, leaving $45.2 million of unused lines of credit for borrowing on December 31, 2002.

On December 31, 2002, Armstrong had outstanding letters of credit totaling $59.6 million, of which $28.7 million was issued under the DIP Facility. The DIP Facility had $46.3 million that remained available for issuance of letters of credit as of December 31, 2002. Letters of credit are issued to third party suppliers, insurance and financial institutions and can only be drawn upon in the event of Armstrong's failure to pay its obligations to the beneficiary. Standby letters of credit are currently arranged through AWI's DIP Facility with JP Morgan Chase. Certain standby letters of credit arranged with Wachovia and Bank of America prior to the Filing have been extended to their respective expiration dates.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS
Armstrong is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its results of operations and financial condition. Armstrong uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and commodity exposures. Armstrong regularly monitors developments in the capital markets and only enters into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus Armstrong considers the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Armstrong uses derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage Armstrong's exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI's Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2002 and 2001.

Currency Rate Risk - Armstrong manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To a large extent, Armstrong's global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2002, Armstrong's major foreign currency exposures are to the Canadian dollar, the Euro and the British pound.

Armstrong has used foreign currency forward exchange contracts and purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These transactions allow Armstrong to further reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2002 was an asset of $1.7 million, all of which is expected to be charged to earnings in the next twelve months. The earnings impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The earnings impact of these hedges was not material during 2002.

Armstrong also uses foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other income. The related derivative contracts are classified as fair value hedges and the offsetting gains and losses on these contracts are also recorded in other income. The fair value of these instruments at December 31, 2002 was a $6.3 million liability, all of which is expected to be charged to earnings in the next twelve months. During 2002, the net earnings impact of these hedges was $0.3 million, recorded in other income, which was comprised of a loss of approximately $27.7 million from the foreign currency forward exchange contracts substantially offset by the 2002 translation adjustment of approximately $28.0 million for the underlying inter-company loans.

Commodity Price Risk - Armstrong purchases natural gas for use in the manufacture of ceiling tiles and other products and to heat many of its facilities. As a result, Armstrong is exposed to movements in the price of natural gas. Armstrong has a policy of minimizing cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2002 was a $3.9 million asset, of which $3.3 million is expected to be charged to earnings in the next twelve months. The earnings impact of hedges that matured during 2002, recorded in cost of goods sold, was a $2.4 million expense. The earnings impact of the ineffective portion of these hedges was not material during 2002.

NOTE 21. GUARANTEES
As of December 31, 2002, Armstrong maintained agreements with the lending institutions of several of its distributors. Under these agreements, if a distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any Armstrong product still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. The last agreement will expire in February 2004. At December 31, 2002, the amount of inventory held at these distributors was less than $8.0 million. No claim has been made under any of these agreements and Armstrong does not anticipate any such claims in the future. As such, no liability has been recorded for these agreements.

In disposing of assets through mid 2000, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts effective the date of Filing. Parties having claims under those contracts could have filed claims in AWI's Chapter 11 Case, which will be dealt with as part of the Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Court. See Note 1 regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $1.4 million has been recorded as of December 31, 2002. See Note 32 regarding Litigation for additional information.

In September 1999, Armstrong sold its Textiles Products operations. As part of the divestiture agreement, Armstrong transferred certain liabilities and assets to the purchaser to cover pension payments earned by the workforce as of the sale date. Armstrong also will reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, Armstrong also agreed to reimburse the purchaser for the tax impact of Armstrong's reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2002, Armstrong maintained a $1.2 million liability for this guarantee and the maximum payments could be approximately $2.6 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 24 for a discussion of the ESOP loan guarantee.

NOTE 22. PRODUCT WARRANTIES
Armstrong provides direct customer and end-user warranties for its products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. Armstrong collects and analyzes warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table illustrates the activity for product warranties for 2002:

(millions)                                              2002
----------                                             ------
Balance at beginning of year                           $ 19.2
Reductions for payments                                 (38.5)
Current year warranty accruals                           41.8
Preexisting warranty accrual changes                     (1.2)
Effects of foreign exchange translation                   1.4
                                                       ------
Balance at end of year                                 $ 22.7
                                                       ======

NOTE 23. OTHER LONG-TERM LIABILITIES

(millions)                                                     2002        2001
----------                                                    ------      ------
Long-term deferred compensation arrangements                   $41.5       $42.2
Environmental liabilities not subject to compromise              9.8        10.2
Other                                                           23.7        24.4
                                                              ------      ------
Total other long-term liabilities                              $75.0       $76.8
                                                              ======      ======

NOTE 24. RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN (RSSOP)
In 1989, Armstrong established an Employee Stock Ownership Plan ("ESOP") that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan ("RSSOP"). On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio.

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2002, the RSSOP allocated 2,593,000 shares to participants that remain outstanding, participants retired 1,831,000 shares, Armstrong contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. As of December 31, 2002, there were approximately 1,912,000 shares in the RSSOP that had yet to be allocated to participants.

All RSSOP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

Armstrong recorded costs for the RSSOP of $4.5 million in 2002, $3.5 million in 2001 and $10.5 million in 2000, which related to company contributions. During the fourth quarter of 2000, AWI amended the RSSOP to provide for a cash match of employee contributions in lieu of the stock match. Armstrong recorded an expense of $4.5 million in 2002, $3.5 million in 2001 and $0.5 million in 2000 related to the cash match.

See Note 32 for information regarding an audit by the Department of Labor.

The RSSOP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees.

Details of ESOP debt service payments (millions)                       2000
------------------------------------------------                      ------
Common stock dividends paid                                           $  4.5
Employee contributions                                                   1.2
Company contributions                                                    7.0
Company loans to ESOP                                                    7.3
                                                                      ------
Debt service payments made by ESOP trustee                            $ 20.0
                                                                      ======

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 filing, AWI's guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

The trustee borrowed from AWI $7.3 million in 2000 and $12.9 million in 1999. These loans were made to ensure that the financial arrangements provided to employees remained consistent with the original intent of the RSSOP. Such loans receivable were included as a component of shareholder's equity. In December 2000, in connection with the Chapter 11 Filing of AWI and default on RSSOP loan obligations, Armstrong recorded an impairment charge of $43.3 million related to these loans receivable in view of the fact that the only asset of the RSSOP consisted of the stock of AHI which had diminished substantially in value. The impairment was recorded as a component of Chapter 11 reorganization costs. In July 2001, the Court in AWI's Chapter 11 Case authorized the Board of Directors of Armstrong to forgive the entire amount of all principal and interest on outstanding loans to the RSSOP.

NOTE 25. STOCK-BASED COMPENSATION PLANS
Awards under the 1993 Long-Term Stock Incentive Plan ("1993 Plan") were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, Armstrong adopted the 1999 Long-Term Incentive Plan ("1999 Plan") which replaced the 1993 Plan. The 1999 Plan is similar to the 1993 Plan in that it provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans.

During 2000, Armstrong adopted the Stock Award Plan ("2000 Plan") to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All of the three plans discussed above will be terminated upon the effective date of AWI's plan of reorganization.

Approximately 1,702,000 stock options were cancelled as a result of a restricted stock for stock option exchange program offered to employees in 2000. Employees other than the CEO holding stock options were given a one-time opportunity to exchange their stock options with exercise prices above $50 per share for shares of AHI restricted stock based on specified conversion ratios. The shares issued under this exchange program were issued under the 2000 Plan and were fully vested by August 2002. Expenses related to this event were $0.1 million in 2002, $0.7 million in 2001 and $1.5 million in 2000.

Options are granted to purchase shares at prices not less than the closing market price of the shares on the dates the options are granted. The options generally become exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding
(thousands except for share price)                             2002          2001         2000
----------------------------------                           --------      --------     --------
Option shares at beginning of year                           2,682.6       2,777.5       3,509.5
Options granted                                                   --         100.0       1,818.5
Option shares exercised                                           --            --            --
Options cancelled                                             (173.8)       (194.9)     (2,550.5)
                                                             -------       -------      --------
Option shares at end of year                                 2,508.8       2,682.6       2,777.5

Option shares exercisable at end of year                     1,963.5       1,551.7         973.3
Shares available for grant                                   4,285.6       4,161.5       4,068.7

Weighted average price per share:
 Options outstanding                                        $  30.52      $  30.36     $   30.69
 Options exercisable                                           34.50         39.51         48.92
 Options granted                                                 N/A          3.60         18.24
 Option shares exercised                                         N/A           N/A           N/A

The table below summarizes information about stock options outstanding at December 31, 2002. (thousands except for life and share price)

                                        Options outstanding                            Options exercisable
                       ------------------------------------------------------   ---------------------------------
                                            Weighted-
                           Number            average           Weighted-            Number          Weighted-
Range of                 outstanding        remaining           average          exercisable         average
exercise prices          at 12/31/02    contractual life    exercise price       at 12/31/02     exercise price
---------------          -----------    ----------------    --------------       -----------     --------------

$1.19 - $18.00                300.0            7.9               $ 7.05                166.7         $ 7.75
$18.01 - $19.50             1,299.2            7.2                19.44                888.6          19.44
$19.51 - $46.00               332.7            1.9                41.83                331.3          41.92
$46.01 - $59.00               209.5            4.0                52.07                209.5          52.07
$59.01 - $84.00               367.4            4.0                66.34                367.4          66.34
                          ---------                                                ---------
                            2,508.8                                                  1,963.5
                          =========                                                =========

Performance restricted shares issuable under the 1993 and 1999 plans entitle certain key executive employees to earn shares of AHI's common stock, but only if the total company or individual business units meet certain predetermined performance measures during defined performance periods (generally three years). At the end of performance periods, common stock awarded may carry additional restriction periods, during which time Armstrong will hold the shares in custody until the expiration or termination of restrictions. Compensation expense is charged to earnings over the performance period. There were no shares of performance restricted common stock outstanding at December 31, 2002.

Restricted stock awards can be used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2002. At the end of 2002, there were 143,433 restricted shares of common stock outstanding with 2,613 accumulated dividend equivalent shares.

SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures. Had compensation costs for these plans been determined consistent with SFAS No. 123, Armstrong's net earnings would have been reduced to the following pro forma amounts.

(millions)                                                     2002         2001        2000
----------                                                   --------     --------    --------
Net earnings (loss):
--------------------
  As reported                                               $(2,142.8)      $92.8       $11.8
  Pro forma                                                  (2,143.3)       90.6         6.6

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions for 2001 and 2000 presented in the table below. The weighted-average fair value of stock options granted in 2001 and 2000 was $1.21 and $2.08 per share, respectively. There were no stock options granted in 2002.

                                                               2001       2000
                                                             --------   --------
Risk-free interest rate                                        4.57%       6.48%
Dividend yield                                                    0%       9.50%
Expected life                                                5 years     5 years
Volatility                                                       28%         28%

NOTE 26. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost (millions)        2002          2001          2000
-------------------------------------       ------       -------       -------
Wages and salaries                          $698.3       $ 685.3       $ 669.3
Payroll taxes                                 76.1          74.2          73.9
Pension credits, net                         (15.6)        (32.0)        (34.8)
Insurance and other benefit costs            106.7          92.3          67.2
Stock-based compensation                       0.9           2.7           4.4
                                            ------       -------       -------
Total                                       $866.4       $ 822.5       $ 780.0
                                            ======       =======       =======

The increases in insurance and other benefit costs are primarily related to increased medical benefit costs.

NOTE 27. LEASES
Armstrong rents certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension until July 15, 2003 by the Court to make these decisions with respect to prepetition unexpired leases of real property and this date may be further extended. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $20.5 million in 2002, $19.1 million in 2001 and $21.5 million in 2000. Future minimum payments at December 31, 2002, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:
                                                        Capital       Operating
Scheduled minimum lease payments (millions)              Leases        Leases
-------------------------------------------             -------       ---------
2003                                                      $1.4           $15.0
2004                                                       2.6            11.7
2005                                                       1.7             7.8
2006                                                       1.0             5.0
2007                                                       0.7             3.0
Thereafter                                                 0.3             9.8
                                                         -----           ------
Total                                                     $7.7           $52.3
                                                        ======           =====

Armstrong has capital leases that have lease payments that extend until 2018. Assets under capital leases are included in the consolidated balance sheets as follows:

(millions)                                                2002            2001
----------                                               -----          -------
Land                                                     $ 3.8          $  3.8
Building                                                   4.1             4.1
Machinery                                                 25.2            26.1
Less accumulated amortization                             (9.5)          (10.0)
                                                         -----          ------
Net assets                                               $23.6          $ 24.0
                                                         =====          ======

NOTE 28. SHAREHOLDER'S EQUITY
Treasury share changes for 2002, 2001 and 2000 are as follows:

Years ended December 31 (thousands)            2002         2001         2000
-----------------------------------          -------      --------     --------
Common shares
  Balance at beginning of year               11,393.2     11,393.2     11,628.7
  Stock purchases                                  --           --         56.4
  Stock issuance activity, net                     --           --       (291.9)
                                             --------     --------     --------
  Balance at end of year                     11,393.2     11,393.2     11,393.2
                                             ========     ========     ========

Stock purchases represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive loss as of December 31, 2002 and 2001 is presented in the table below.

(millions)                                              2002         2001
----------                                             -----        ------
Foreign currency translation adjustments               $(5.1)       $ 32.6
Derivative (gain)/loss, net                             (3.6)          3.3
Minimum pension liability adjustments                   20.9          11.2
                                                       -----        ------
Total                                                  $12.2        $ 47.1
                                                       =====        ======

The related tax effects allocated to each component of other comprehensive income (loss) for 2002 are presented in the table below.

                                              Pre-tax   Tax Expense   After tax
(millions)                                     Amount    (Benefit)      Amount
 --------                                      ------   -----------   ---------
Foreign currency translation adjustments       $ 37.7                     $37.7
Derivative gain, net                             10.6       $(3.7)          6.9
Minimum pension liability adjustments           (14.4)        4.7          (9.7)
                                               ------       -----         -----
Total                                          $ 33.9       $ 1.0         $34.9
                                               ======       =====         =====

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

(millions)
 --------
Selected operating expenses                                           2002         2001         2000
---------------------------                                          ------      -------      -------
Maintenance and repair costs                                         $110.7      $ 112.2      $ 114.6
Research and development costs                                         55.9         56.3         60.3
Advertising costs                                                      46.2         49.8         43.7

Other non-operating expense
---------------------------
Foreign currency translation loss, net of hedging activity           $  0.3      $   3.8      $   0.4
Environmental expense for divested business                             5.3           --           --
Impairment loss on available for sale securities                         --          3.2           --
Impairment of note receivable from previous divestiture                 0.2          2.0           --
Other                                                                   2.4          2.8          3.3
                                                                     ------      -------      -------
Total                                                                $  8.2      $  11.8      $   3.7
                                                                     ======      =======      =======
Other non-operating income
Interest and dividend income                                         $  4.8      $   4.8      $   5.6
Gain on sale of businesses, net                                          --           --         60.2
Demutualization proceeds                                                0.2          3.5          5.2
Foreign currency translation gain, net of hedging activity              0.7          4.3          7.4
Other                                                                   0.3          0.4          2.0
                                                                     ------      -------      -------
Total                                                                $  6.0      $  13.0      $  80.4
                                                                     ======      =======      =======

NOTE 30. SUPPLEMENTAL CASH FLOW INFORMATION

(millions)                                          2002       2001        2000
 --------                                          ------     ------      ------
Interest paid                                     $  6.1      $ 8.4       $101.5
Income taxes paid, net of refunds                   44.4       13.3         14.7
Acquisitions:
    Fair value of assets acquired                     --        0.6         55.6
    Cost in excess of net assets acquired             --        5.0           --
    Less:
    Net assets in excess of consideration             --         --         24.2
    Liabilities assumed                               --         --         24.9
                                                  ------      -----       ------
Acquisitions cash paid, net of cash acquired          --      $ 5.6       $  6.5
                                                  ======      =====       ======

NOTE 31. RELATED PARTIES
Armstrong sold 65% of its ownership in its gasket products subsidiary, (now known as Interface Solutions, Inc. or "ISI") on June 30, 1999. Armstrong still retains 35% ownership of this business as of December 31, 2002. As part of the divestiture, Armstrong agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. Currently, Armstrong is required to purchase at least 75% of its felt requirements from ISI. The sale agreement also stipulated quarterly felt price adjustments that are based upon changing market prices for the felt. In October 2002, the agreement was amended to include a cap on increases for 2003 and 2004. Armstrong can purchase felt products from another supplier if ISI's prices are more than 10% higher than another supplier's prices. Armstrong and ISI are required to cooperate in product reformulation and new product development, but Armstrong is free to seek alternatives to felt products. Additionally, Armstrong receives nominal monthly payments from ISI for some logistics and administrative services. ISI had filed a proof of claim in Armstrong's Chapter 11 Case requesting payment for Armstrong's prepetition obligations. This matter was settled in November 2002 with Armstrong receiving a net payment of $0.2 million, with the Bankruptcy Court's approval.

See discussion of Ardex in Note 7.

See discussion of WAVE in Note 11.

NOTE 32. LITIGATION AND RELATED MATTERS
ASBESTOS-RELATED LITIGATION
AWI is a defendant in personal injury cases and property damage cases related to asbestos containing products. On December 6, 2000, AWI filed a voluntary petition for relief ("the Filing") under Chapter 11 of the U.S. Bankruptcy Code to use the court supervised reorganization process to achieve a final resolution of its asbestos liability.

Asbestos-Related Personal Injury Claims
Prior to filing for relief under the Bankruptcy Code, AWI was a member of the Center for Claims Resolution (the "Center") which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The Center pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program ("SSP") and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the Center with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. AWI's obligations with respect to payments called for under these settlements will be determined in its Chapter 11 Case.

A creditors' committee representing the interests of asbestos personal injury claimants and an individual has been appointed to represent the interests of future personal injury claimants in the Chapter 11 Case. AWI's present and future asbestos liability will be addressed in its Chapter 11 Case rather than through the Center and a multitude of lawsuits in different jurisdictions throughout the U.S. It is anticipated that all of AWI's current and future asbestos-related personal injury claims will be resolved in the Chapter 11 Case.

Asbestos-Related Personal Injury Liability
In evaluating its potential asbestos-related personal injury liability prior to the Filing, AWI reviewed information provided by the Center including, among other things, recent and historical settlement amounts, the incidence of past and recent claims, the mix of the injuries of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. Based on this review, AWI developed an estimated range for its cost to defend and resolve asbestos-related personal injury claims for six years, through 2006. This estimated range was large due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that could have affected AWI's actual liability for this period. AWI concluded that no amount within the range was more likely than any other, and therefore reflected the low end of the range as the liability in the consolidated financial statements, in accordance with generally accepted accounting principles.

It is expected that the Chapter 11 process will deal with all current and future asbestos-related personal injury claims against AWI. There are significant differences between the way the asbestos-related personal injury claims may be addressed under the bankruptcy process and the historical way AWI's claims were resolved. See Note 1 of the Consolidated Financial Statements for further discussion on how the Chapter 11 process may address AWI's asbestos-related personal injury claims.

As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

As discussed previously, AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. The POR represents the product of negotiations with and is supported by the Asbestos Personal Injury Claimants' Committee, the Unsecured Creditors' Committee and the Future Claimants' Representative. Based upon the foregoing, the discussions AWI has had with representatives of such entities within the last several months and the hearings held before the Court in the last several months, management now believes that it is reasonably likely that the claims addressed in the POR will be satisfied substantially in the manner set forth in the POR. As a result, AWI has concluded that it can reasonably estimate its probable liability for asbestos-related current and future personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability. The asbestos-related liability of approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. Pursuant to the POR, all current and future asbestos-related personal injury claims will be channeled to the Asbestos PI Trust for resolution and, upon emergence from Chapter 11, reorganized AWI will not have any responsibility for the claims or participate in their resolution.

AWI is unable to predict when and if this POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

The $2.5 billion, fourth quarter 2002, charge to increase the asbestos-related personal injury liability is before recognition of gains from the settlement of liabilities subject to compromise, which will arise at a later date as a consequence of the Chapter 11 process.

Collateral Requirements
During 2000, AWI had secured a bond for $56.2 million to meet minimum collateral requirements established by the Center with respect to asbestos-related personal injury claims asserted against AWI. On October 27, 2000, the insurance company that underwrote the surety bond informed AWI and the Center of its intention not to renew the surety bond effective February 28, 2001. On February 6, 2001, the Center advised the surety of the Center's demand for payment of the face value of the bond. The surety filed a motion with the Court seeking to restrain the Center from drawing on the bond. The motion was not granted. On March 28, 2001, the surety filed an amended complaint in the Court seeking similar relief. The Center has filed a motion to dismiss the amended complaint. The Court has not yet ruled on the Center's motion or the complaint. In addition, on April 27, 2001, AWI filed a complaint and a motion with the Court seeking an order, among other things, enjoining the Center from drawing on the bond or, in the event the Center is permitted to draw on the bond, requiring that the proceeds of any such draw be deposited into a Court-approved account subject to further order of the Court. Judge Alfred M. Wolin of the Federal District Court for the District of New Jersey, who is also presiding over AWI's Chapter 11 Case, indicated he would determine these matters. Judge Wolin has not yet ruled on these matters.

Asbestos-Related property Damage Litigation
Over the years, AWI was one of many defendants in asbestos-related property damage claims that were filed by public and private building owners, with six claims pending as of June 30, 2001. The claims that were resolved prior to the Filing resulted in aggregate indemnity obligations of less than $10 million. To date, all payments of these obligations have been entirely covered by insurance. The pending cases present allegations of damage to the plaintiffs' buildings caused by asbestos-containing products and generally seek compensatory and punitive damages and equitable relief, including reimbursement of expenditures for removal and replacement of such products. In the second quarter of 2000, AWI was served with a lawsuit seeking class certification of Texas residents who own property with asbestos-containing products. This case includes allegations that AWI asbestos-containing products caused damage to buildings and generally seeks compensatory damages and equitable relief, including testing, reimbursement for removal and diminution of property value. AWI vigorously denies the validity of the allegations against it in these actions and, in any event, believes that any costs will be covered by insurance.

Continued prosecution of these actions and the commencement of any new asbestos property damage actions are stayed due to the Filing. In March 2002, the Court allowed certain alleged holders of asbestos property damage claims to file a class proof of claim against AWI. In July 2002, the Court denied the certification of the proposed class and held that the plaintiffs' proof of claim shall only be effective as to the named claimants. The plaintiffs' motion for leave to appeal to the U.S. District Court was denied by Judge Wolin on October 3, 2002. As part of determining whether AWI asbestos containing resilient floor covering products give rise to property damage liability, the Court conducted an initial hearing on September 26 - 27, 2002 to decide the type of scientific testing allowable under the Federal Rules of Evidence to prove or disprove whether such products cause building contamination. On October 22, 2002, the Court granted AWI's requested relief and ruled that the methodology offered by the Asbestos Property Damage Committee in support of its claims is not a scientifically valid method of quantifying the level of asbestos contamination in a building. On November 1, 2002, the Court directed that all property damage claimants provide, in support of their claims, substantiation that Armstrong flooring products were used in the claimants' buildings. The Court's deadline for submission of such product identification documentation was February 10, 2003. Prior to the Court's deadline, AWI reached an agreement in principle to settle approximately 360 property damage claims, which alleged damages of $0.2 billion, for $2 million. Any amounts to be paid are expected to be funded by insurance. This settlement is subject to the Court's approval, which is scheduled to be heard by the Court on April 4,

2003. Additionally, 130 property damage claims have been disallowed or withdrawn. Approximately 100 property damage claims totaling $0.6 billion will remain unresolved if the settlement is approved. Only 26 of these 100 remaining property damage claims submitted product identification by the February 10, 2003 deadline referred to above.

Consistent with prior periods and due to increased uncertainty, AWI has not recorded any liability related to asbestos-related property damage claims as of December 31, 2002. See Note 1 of the Consolidated Financial Statements for further discussion of property damage claims in the Chapter 11 Case. A separate creditors' committee representing the interests of property damage asbestos claimants has been appointed in the Chapter 11 Case.

Insurance Recovery Proceedings
A substantial portion of AWI's primary and excess remaining insurance asset is nonproducts (general liability) insurance for personal injury claims, including among others, those that involve alleged exposure during AWI's installation of asbestos insulation materials. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution ("ADR") procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the new trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, has appealed that final judgment. Appellate argument originally scheduled for October 2002 was adjourned and was held on March 11, 2003. In July 2002, AWI filed a lawsuit against Liberty Mutual in the Federal District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR.

One of the insurance carriers, Reliance Insurance Company, was placed under an order of liquidation by the Pennsylvania Insurance Department during October 2001 due to financial difficulties. The order of liquidation prohibits Reliance from making any claim payments under the insurance policies until the liquidation occurs. AWI intends to file a proof of claim against Reliance by the December 2003 deadline. It is uncertain when AWI will receive proceeds from Reliance under these insurance policies.

Another insurer, Century Indemnity Company, who previously settled its coverage issues with AWI, has made some of its required payments under the settlement to a trust of which AWI is a beneficiary. During January 2002, this insurer filed an adversary action in AWI's Chapter 11 Case. Among other things, the action requests the Court to (1) declare that the settlement agreement is an executory contract and to compel assumption or rejection of the agreement; (2) declare that the insurer need not make its present and future scheduled payments unless AWI assumes the agreement; (3) declare that the insurer is entitled to indemnification from AWI against any liabilities that the insurer may incur in certain unrelated litigation in which the insurer is involved; and (4) enjoin the disposition of funds previously paid by the insurer to the trust pending an adjudication of the insurer's rights. These issues are before the Court for determination and AWI believes it is highly unlikely the insurer will prevail in this matter.

On March 5, 2003, the New Hampshire Insurance Department placed The Home Insurance Company ("Home") under an order of rehabilitation. Less than $10 million of AWI's recorded insurance asset is based on policies with Home, which management believes is still probable of recovery.

Insurance Asset
An insurance asset in respect of asbestos personal injury claims in the amount of $198.1 million is recorded as of December 31, 2002 compared to $214.1 million as of December 31, 2001. Of the total recorded asset at December 31, 2002, approximately $35.7 million represents partial settlement for previous claims that will be paid in a fixed and determinable flow and is reported at its net present value discounted at 6.50%. The total amount recorded reflects AWI's belief in the availability of insurance in this amount, based upon AWI's success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance is either available through settlement or probable of recovery through negotiation, litigation or resolution of the ADR process. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $80 million of the $198.1 million asset is determined from agreed coverage in place and is therefore directly related to the amount of the liability. Of the $198.1 million asset, $24.0 million has been recorded as a current asset as of December 31, 2002 reflecting management's estimate of the minimum insurance payments to be received in the next 12 months. As of February 2003, approximately $8.0 million of the $24.0 million current asset is past due based on a previous settlement agreement. AWI believes collection of the full amount is still probable and therefore has not established a reserve against these receivables.

A significant part of the recorded asset relates to insurance that AWI believes is probable and will be obtained through settlements with the various carriers. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, there was no increase recorded in the estimated insurance recovery asset. While AWI believes that the process of resolving disputed insurance coverage may result in higher settlement amounts than recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. Accordingly, this asset could change significantly based upon resolution of the issues. Management estimates that the timing of future cash payments for the recorded asset may extend beyond 10 years.

Cash Flow Impact
As a result of the Chapter 11 Filing, AWI did not make any payments for asbestos-related claims in 2002 or 2001. AWI received $16.0 million and $32.2 million in asbestos-related insurance recoveries during 2002 and 2001, respectively. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements.

Conclusion
Based upon the events described above, management came to a belief that AWI's asbestos-related liability will be settled substantially in the manner set forth in the POR. As a result, AWI recorded a $2.5 billion charge to increase its estimate of probable asbestos-related liability to approximately $3.2 billion at December 31, 2002, which was treated as subject to compromise. The fourth quarter charge was determined by calculating an implied liability based upon the provisions of the POR and Disclosure Statement. However no change was made to the estimated asbestos-related insurance recovery asset. Many uncertainties continue to exist about the matters impacting AWI's asbestos-related liability and insurance asset. These uncertainties include the impact of the Filing and the Chapter 11 process, the number of future claims to be filed, the ultimate value of the asbestos liability, the impact of any potential legislation, the impact of the ADR proceedings on the insurance asset and the financial condition of AWI's insurance carriers. Additionally, although a POR and Disclosure Statement have been filed with the Court, implementation of the POR is subject to confirmation of the POR in accordance with the provisions of the Bankruptcy Code. AWI is unable to predict when and if the POR will be confirmed. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI's financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

Environmental Matters
Most of Armstrong's manufacturing and certain of Armstrong's research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. Armstrong has made, and intends to continue to make, necessary expenditures for compliance with applicable environmental requirements at its operating facilities. Armstrong incurred capital expenditures of approximately $4.5 million in 2002, $6.8 million in 2001 and $6.2 million in 2000 associated with environmental compliance and control facilities. Armstrong anticipates that annual expenditures for those purposes will not change materially from recent experience. However, applicable environmental laws continue to change. As a result of continuous changes in regulatory requirements, Armstrong cannot predict with certainty future capital expenditures associated with compliance with environmental requirements.

Armstrong is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), and similar state laws at approximately 22 sites. In most cases, Armstrong is one of many potentially responsible parties ("PRPs") which have potential liability for the required investigation and remediation of each site, and which in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, Armstrong disputes the liability, the proposed remedy or the proposed cost allocation among the PRPs. Armstrong may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong has been remediating environmental contamination resulting from past industrial activity at certain of its former plant sites. AWI's payments and remediation work on such sites for which AWI is the potentially responsible party is under review in light of the Chapter 11 Filing. The bar date for claims from several environmental agencies has been extended into the first quarter of 2003.

Estimates of Armstrong's future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as Armstrong's activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, Armstrong's contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, Armstrong's estimated liability reflects only Armstrong's expected share. In determining the probability of contribution, Armstrong considers the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. The Chapter 11 Case also may affect the ultimate amount of such contributions.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality ("DEQ") to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for the Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning ("OC") and Kaiser Gypsum Company, Inc. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC will make a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has negotiated with the DEQ how these funds will be made available for the investigation and remedial action for the site. AWI has recorded an environmental liability with respect to the St. Helens remedial investigations and feasibility study at its facility, but not for Scappoose Bay because AWI continues to dispute responsibility for any contamination in Scappoose Bay.

Liabilities of $21.2 million at December 31, 2002 and $16.6 million at December 31, 2001 were for potential environmental liabilities that Armstrong considers probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liability is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $11.4 million of the December 31, 2002 and $6.4 million of the December 31, 2001 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $3.3 million and $3.8 million at December 31, 2002 and 2001, respectively.

Actual costs to be incurred at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental liabilities. Subject to the imprecision in estimating environmental remediation costs, Armstrong believes that any sum it may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on its financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period. Armstrong recorded expense of $4.5 million, $2.1 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Patent Infringement Claims
Armstrong is a defendant in two related lawsuits claiming patent infringement related to some of Armstrong's laminate products. The plaintiffs have claimed unspecified monetary damages. Armstrong is being defended and indemnified by its supplier for all costs and potential damages related to the litigation.

Former Employees Claim
About 370 former Armstrong employees that were separated in two business divestitures in 2000 have brought two purported class actions against the Retirement Committee of AWI, certain current and former members of the Retirement Committee, the Retirement Savings and Stock Ownership Plan (RSSOP), AHI and the trustee bank of the RSSOP. The cases are pending in the United States District Court (Eastern District of PA). Similar proofs of claim have been filed against AWI in the Chapter 11 Case. Plaintiffs allege breach of Employee Retirement Income Security Act (ERISA) fiduciary duties and other violations of ERISA pertaining to losses in their RSSOP accounts, which were invested in Armstrong common stock. While AHI believes there are substantive defenses to the allegations and while denying liability, AWI has reached an agreement to settle this matter for $1.0 million, which will be allocated among the approximate 370 former employees and treated as convenience claims in the Chapter 11 Case. The settlement requires approval of the Bankruptcy Court.

Department of Labor Discussions
Subsequent to an audit by the United States Department of Labor ("DOL"), Armstrong has been informed that the DOL is challenging the validity of the use of certain contributions to fund debt payments made by the Armstrong Employee Stock Ownership Plan ("ESOP"), as provided for by that plan. Armstrong is cooperating with the DOL to address its questions and concerns about those transactions. Armstrong believes that it fully complied with all applicable laws and regulations governing the plan, and therefore has not recorded any liability related to this matter.

Inquiries Concerning World Trade Center Collapse
Armstrong has received inquiries from parties (including the National Institute of Standards and Technology or NIST) investigating the fire and collapse at the World Trade Center in New York City on September 11, 2001 concerning the types and amounts of the company's products that were placed into the World Trade Center towers over time. The products manufactured by the company that are believed to have been placed in the World Trade Center site including the Tower buildings in significant amounts included ceiling tile, floor tile (some containing encapsulated asbestos fibers) and low temperature (non-asbestos) pipe insulation. The company has not been made aware of any claim or litigation relating to its products which were in place as of September 11, 2001.

Other Claims
Additionally, Armstrong, through AWI and AWI's subsidiaries, is involved in various other claims and legal actions involving product liability, patent infringement, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, Armstrong does not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on its consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 33. DIFFERENCES BETWEEN ARMSTRONG HOLDINGS INC. AND ARMSTRONG WORLD
           INDUSTRIES, INC.
The difference between the financial statements of AHI and Armstrong is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and stock activity.

                          Independent Auditors' Report

The Board of Directors,
Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries ("the Company") as listed in the accompanying index on page 58. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 58. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company and two of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. The Company has also defaulted on certain debt obligations. Although the Company and these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company's potential asbestos liabilities, as discussed in Note 32 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 of the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Codes of Ethics
Armstrong has followed a code of ethics for many years. The Company began in a small cork-cutting shop in 1860 in Pittsburgh under its Founder, Thomas Armstrong. He was determined that his company act with fairness and in the "balanced best interests (of) customers, stockholders, employees, suppliers, community neighbors, government and the general public."

Armstrong was among the first American entrepreneurs to discard the old business maxim of Caveat emptor--"Let the buyer beware"--and replace it by practicing the principle of "Let the buyer have faith", which became an enduring motto for the Company.

To memorialize this ethical foundation, in 1960 Armstrong adopted its Operating Principles which incorporate the philosophy of Thomas Armstrong and his successors:
     . To respect the dignity and inherent rights of the individual human being in all dealings with people.
     . To maintain high moral and ethical standards to reflect honesty, integrity, reliability, and forthrightness in all relationships.
     . To reflect the tenets of good taste and common courtesy in all attitudes, words and deeds.
     . To serve fairly and in proper balance the interests of all groups associated with the business - customers, stockholders, employees, suppliers, community neighbors, government and the public.

In 1992, the Company built on these Operating Principles and established its "Code of Business Conduct", which all employees, including the Chief Executive Officer, the Chief Financial Officer and the Controller, are required to observe. That Code was updated in 2000, when the current version was introduced.

In 2002, the Company adopted an additional "Code of Ethics for Financial Professionals", which applies to all professionals in the Company's finance and controller functions worldwide, including the Chief Financial Officer, the Controller, and the financial management of each of its business units.

These two Codes and the Company policies that they incorporate contain written standards to deter wrongdoing and to promote:
     1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     2. full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications;
     3.   compliance with applicable governmental laws, rules and regulations;
     4. the prompt internal reporting of Code violations to an appropriate person; and
     5.   accountability for adherence to the Codes.

These Codes (and any amendments or waivers that may be allowed) are available to the public through the Company's internet web site at www.armstrong.com.

Audit Committee Financial Expert
The Board of Directors of Armstrong Holdings, Inc. has determined that the Company has at least one Audit Committee Financial Expert serving on its Audit Committee, namely Van C. Campbell. Mr. Campbell is also independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Securities Exchange Act ("SEC").

Under the applicable SEC standard, an audit committee financial expert means a person who has the following attributes:
(i) An understanding of generally accepted accounting principles and financial statements;
(ii) The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
(iii) Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
(iv) An understanding of internal controls and procedures for financial reporting; and
(v)   An understanding of audit committee functions.

Director Information
The following information is current as of January 31, 2003.

Directors of Armstrong Holdings, Inc.
H. Jesse Arnelle - Age 69; Director since July 1995; Member--Audit Committee. Mr. Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC since October 1997 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2001 and 2002. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of Waste Management, Inc., FPL Group, Inc., Eastman Chemical Company, Textron, Inc., Gannett Corporation and Metropolitan Life Series Fund.

Van C. Campbell - Age 64; Director since March 1991; Member--Audit Committee (Audit Committee Financial Expert). Mr. Campbell graduated from Cornell University and holds an MBA degree from Harvard University. He retired in 1999 as Vice Chairman of Corning Incorporated (glass and ceramic products) and a member of its Board of Directors. He also serves on the Board of Quest Diagnostics Incorporated. Mr. Campbell is a Trustee of the Corning Museum of Glass.

Judith R. Haberkorn - Age 56; Director since July 1998; Member--Nominating and Governance Committee (Chairman) and Management Development and Compensation Committee. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President - Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President - Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President - Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of Enesco Corporation and serves on the advisory board of Norfolk Southern. She is chair emeritus of the Committee of 200 and a member of The International Women's Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

John A. Krol - Age 66; Director since February 1998; Member--Nominating and Governance Committee and Management Development and Compensation Committee. Mr. Krol is a graduate of Tufts University where he also received a master's degree in chemistry. Mr. Krol was Chairman and Chief Executive Officer of DuPont, retiring in 1998. He is a director of MeadWestvaco Corporation, Milliken & Company, Tyco International Ltd. and ACE Limited Insurance Co. Mr. Krol also serves on the Boards of Trustees of the Tufts University and the University of Delaware. He is on the advisory Boards of Teijin Limited and Bechtel Corporation. He is a trustee of the Hagley Museum. He is also the former president of GEM: The National Consortium for Graduate Degrees for Minorities in Engineering and Sciences, Inc.

Michael D. Lockhart - Age 53; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. He is a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley - Age 67; Director since November 1988; Member--Audit Committee (Chairman) and Lead Director since December 2002, also Director--Armstrong World Industries, Inc. Mr. Marley is a graduate of Pennsylvania State University and earned a master's degree in mechanical engineering from Drexel University. From 1993 until his retirement (August 1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

Ruth M. Owades - Age 54; Director since April 2002; Member--Nominating and Governance Committee and Management Development and Compensation Committee. Ms. Owades is a graduate of Scripps College in Claremont, California and earned an MBA from Harvard Business School. She was a Fulbright Scholar in Strasbourg, France. Since 2002, she has served as the President of Owades Enterprises, LLC. (marketing enterprise having the rights to four new patented consumer products). She was the founder and CEO (1989-2001) of Calyx & Corolla (first fresh flower catalog and internet company). She was also the founder and CEO of Gardener's Eden (a catalog of gardening tools and accessories). Ms. Owades is a director of Providian Financial Corporation and The J. Jill Group, Inc. She also serves as a member of the Board of Associates of Harvard Business School, the Board of Trustees of Scripps College, the Council on Competitiveness, the Committee of 200 and the Advisory Boards of Versura Inc. and Insolia, LLC.

M. Edward Sellers - Age 58; Director since May 2001; Member--Audit Committee. Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross and Blue Shield of South Carolina (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. In 2000, he assumed the role of Chairman. He currently serves as Chairman and Chief Executive Officer. He serves as Chairman of the Board of Palmetto Business Forum of Commerce and Chairman of the Board of Columbia College. He also serves on the following Boards: Open Networks Technologies, Inc.; Palmetto Conservation Foundation; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina; Central Carolina Economic Development Alliance and Central Carolina Community Foundation.

Jerre L. Stead - Age 60; Director since April 1992; Member--Nominating and Governance Committee and Management Development and Compensation Committee (Chairman). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Thomas & Betts, Conexant Systems, Inc., Brightpoint Inc. and Mobility Electronics, Inc. Mr. Stead is also Chairman of the Board and Director of WorkWell Systems, Inc.

Directors of Armstrong World Industries, Inc.
Michael D. Lockhart - (See description, above.)

James E. Marley - (See description, above.)

John N. Rigas - (See description, above.)

Executive Officer Information
The following information is current as of January 31, 2003. Each executive officer serves a one-year term until reelected or until his or her earlier death, resignation, retirement or replacement.

Executive Officers of Armstrong Holdings, Inc.
Michael D. Lockhart - (See description, above.)

Matthew J. Angello - Age 43; Senior Vice President, Corporate Human Resources since October 2000. Previously Vice President, Human Resources, Floor Products Operations, Armstrong World Industries, Inc. January 1997 - September 2000; Vice President and Senior Director, Human Resources, The Restaurant Company (food service) 1992 - January 1997.

Leonard A. Campanaro - Age 54; Senior Vice President and Chief Financial Officer since April 2001. Previously President, Chief Operating Officer and board member of Harsco Corporation (provider of industrial services and products) January 1998 - July 2000. Served Harsco for over 20 years in a variety of financial and operations positions before assuming the role of President of Harsco, served as Senior Vice President and Chief Financial Officer from 1992-1997.

John N. Rigas - Age 53; Senior Vice President, Secretary and General Counsel since November 2000. Senior Vice President, Secretary and General Counsel of Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 - November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 - March 1999, his last title being Senior Managing Counsel.

William C. Rodruan - Age 48; Vice President and Controller since July 1999. Previously Director, Corporate Transformation and Shared Services, Armstrong World Industries, Inc. February 1997 - July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 - February 1997.

Barry M. Sullivan - Age 57; Vice President and Treasurer since February 2002. Vice President and Treasurer of Armstrong World Industries, Inc. since May 2001. Previously Vice President and Treasurer for RailWorks Corporation (engineering and construction firm focused on rail transit) January 2000 - May 2001; Vice President and Treasurer for Harsco Corporation (provider of industrial services and products) October 1993 - September 1999.

April L. Thornton - Age 41; Senior Vice President and Chief Marketing Officer since April 2001. Previously Vice President, Marketing and Sales for Capitol Wire, Inc. (online interactive news service) May 2000 - March 2001; Vice President, Marketing, Worldwide Building Products Operations, Armstrong World Industries, Inc. September 1997 - May 2000; Marketing Director, New Beverage Product Strategy and Development, Pepsi Cola Company (snack food, soft drink and juice) April 1992 - August 1997.

Executive Officers of Armstrong World Industries, Inc.
Michael D. Lockhart - (See description, above.)

Matthew J. Angello - (See description, above.)

Leonard A. Campanaro - (See description, above.)

Chan W. Galbato - Age 40; President and Chief Executive Officer, Armstrong Floor Products, Armstrong World Industries, Inc. since July 2001. Previously, President and Chief Executive Officer of ChoiceParts LLC (provider of integrated virtual exchange services for auto parts industry) June 2000 - June 2001. Held senior management positions at various divisions of General Electric, including most recently President and Chief Executive Officer of Coregis (a GE Capital insurance company) February 1999 - June 2000.

Gerard L. Glenn - Age 56; President and CEO, Armstrong DLW, Europe (Armstrong Floor Products) since January 2001. Previously held the following positions with Armstrong World Industries and/or its subsidiaries: Senior Vice President International - Building Products Operations from January 1998 - December 2000, and Vice President Sales & Marketing, Americas - Building Products Operations from March 1994 - December 1997.

David E. Gordon - Age 36; President and Chief Executive Officer, Armstrong Cabinet Products, Armstrong World Industries, Inc. since October 2002. Previously, Vice President of Marketing, Cabinet Products, Armstrong Wood Products, Inc, Armstrong World Industries, Inc. February 2001 - September 2002; Director, Business Development, Armstrong World Industries, Inc. May 2000 - January 2001; Project Manager, e-Business Team, Armstrong World Industries, Inc. October 2000 - December 2000.

John N. Rigas - (See description, above.)

William C. Rodruan - (See description, above.)

Stephen J. Senkowski - Age 51; President and Chief Executive Officer, Armstrong Building Products Operations, Armstrong World Industries, Inc. since October 2000. Previously, Senior Vice President, Americas, Building Products Operations, Armstrong World Industries, Inc. April 2000 - October 2000; President/Chief Executive Officer, WAVE July 1997 - April 2000; Vice President, Innovation Process, Building Products Operations 1994 - July 1997.

Barry M. Sullivan - (See description, above.)

April L. Thornton - (See description, above.)

Involvement in Certain Legal Proceedings
On December 6, 2000, the Company's subsidiary, Armstrong World Industries, Inc. and two of Armstrong World Industries' wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Several of the Company's officers and directors are also officers or directors of Armstrong World Industries or the subsidiaries of Armstrong World Industries that filed for reorganization under Chapter 11. In addition, all present directors of the Company, except Mr. Sellers and Ms. Owades, were or are directors of Armstrong World Industries. As such, these executive officers and directors have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance
Securities and Exchange Commission ("SEC") regulations require Company directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the Company with copies of these reports. The proxy rules require the Company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon review of copies of reports furnished to the Company and written representations from its directors and executive officers that no other reports were required, the Company believes that all of these filing requirements were satisfied by Armstrong's directors and executive officers during 2002.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer's Compensation
The following table shows the compensation received by the Chief Executive Officer and the four other highest paid individuals who served as executive officers during 2002. The data reflects compensation for services rendered to AHI and Armstrong and its subsidiaries in each of the last three fiscal years.

                       TABLE 1: SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                   ---------------------------------------------------------------------------------

                                                                              Awards             Payout
                                                                   ---------------------------------------
                                                           Other        AHI           AHI                     All
                                                           Annual    Restricted    Securities                Other
                                                           Compen-     Stock       Underlying     LTIP      Compen
  Name and Current            Year   Salary      Bonus     sation      Awards       Options/     Payouts   -sation
  Principal Position                   ($)      ($)/1/     ($)/2/      ($)/3/        SARs(#)     ($)/4/     ($)/5/
--------------------------------------------------------------------------------------------------------------------
  M. D. Lockhart              2002   860,000   1,055,000    82,477      -----        -----     2,241,000    25,776
  Chairman of the Board       2001   845,000     941,188   178,955      -----       100,000       -----     20,276
  and Chief Executive         2000   321,212   5,401,640    -----    2,456,250      200,000       -----        133
  Officer of AHI; Director
  Chairman of the Board
  and President of
  Armstrong
--------------------------------------------------------------------------------------------------------------------
  C. W. Galbato               2002   450,000     723,400    -----       -----        -----       747,000    24,776
  President and Chief         2001   234,375     965,000    99,015      -----        -----        -----         18
  Executive Officer,
  Armstrong Floor Products
--------------------------------------------------------------------------------------------------------------------
  S. J. Senkowski             2002   385,000     634,500    -----       -----        -----       721,000    27,588
  President and Chief         2001   376,250     387,523    -----       -----        -----        -----     26,626
  Executive Officer,          2000   219,583     309,322    -----       26,804       13,000       -----      6,749
  Armstrong Building
  Products
--------------------------------------------------------------------------------------------------------------------
  J. N. Rigas, Senior Vice    2002   330,000     640,875    -----       -----        -----       355,350    25,776
  President, Secretary and    2001   322,500     292,325    -----       -----        -----        -----     24,451
  General Counsel,  AHI       2000   223,083     135,000    -----       -----        11,000       -----      9,838
--------------------------------------------------------------------------------------------------------------------
  M. J. Angello               2002   340,000     474,700    -----       -----        -----       310,254    27,778
  Senior Vice President,      2001   336,250     296,162    -----       -----        -----        -----     26,724
  Corporate Human             2000   227,122     147,500    -----       41,319       10,570       -----     18,708
  Resources, AHI
--------------------------------------------------------------------------------------------------------------------

1) The amounts disclosed for 2002 include payments under the Management Achievement Plan and, where applicable, cash retention payments.

2) Except for the income related to Mr. Lockhart during 2002, the aggregate value does not exceed the lesser of $50,000 or 10% of shown salary and bonus. Mr. Lockhart had income of $42,162 related to the personal use of the company aircraft and related tax assistance of $37,053.

3) The number and value of restricted stock held by each executive as of January 31, 2003 is as follows: M. D. Lockhart - 100,000 ($66,000); S. J. Senkowski - 668 ($441); M. J. Angello - 2,160 ($1,426).

4)  Payout for the 2001 Long-Term Cash Incentive Award

5)  The amounts disclosed for 2002 include:

    a) Non-elective contribution by Armstrong to each individual's Bonus Replacement Retirement Plan account: M. D. Lockhart - $20,000; C. W. Galbato - $20,000; S. J. Senkowski - $20,000; J. N. Rigas - $20,000; M.
        J. Angello - $20,000.

    b) Match Account contributions under the Retirement Savings and Stock Ownership Plan; M. D. Lockhart - $5,500; C. W. Galbato - $4,656; S. J. Senkowski - $5,340; J. N. Rigas - $5,500; M. J. Angello - $5,500.

    c) Taxable income related to company-paid life insurance benefits: M. D. Lockhart - $276; C. W. Galbato - $120; J. N. Rigas - $276.

    d) Present value costs of Armstrong's portion of 2002 premiums for split-dollar life insurance: S. J. Senkowski - $2,248 and M. J. Angello
        - $2,278.

Change in Control Agreements
Armstrong and AHI are partners to change in control ("CIC") agreements with a group of senior executives, including M. D. Lockhart, C. W. Galbato, S. J. Senkowski, J. N. Rigas and M. J. Angello. These agreements provide severance benefits in the event of a change in control of AHI or its major subsidiary, Armstrong World Industries, Inc. The purpose of the agreements is to foster stability in AHI's management ranks in the face of a possible change in control.

The severance benefits are payable if the executive is involuntarily terminated or terminates employment for good reason within three years following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the employment following the change in control. For example, a reduction in compensation, a change in responsibility, or a relocation of the place of employment would constitute significant changes. For the most senior officers, the agreement includes a provision where the executive may choose to terminate employment for any reason during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in (2) and (3) shown below. The agreement has an automatic renewal feature, meaning the agreements will continue in effect unless either Armstrong, AHI or the executive elects not to extend the agreement.

For the purposes of these agreements, a change in control includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AHI's common stock; (2) change in the composition of the Board of AHI, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of AHI, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66-2/3% or more of the voting securities of the resulting entity; and (4) shareholder approval of a liquidation or dissolution of AHI or sale of substantially all of AHI's assets.

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer's annual base salary and the higher of either (a) the officer's highest annual bonus earned in the three years prior to termination or prior to the change in control, or (b) the annual target bonus for the year in which the change in control occurs; (2) a lump payment of the portion of the target incentive award calculated by multiplying the target award by the fractional number of months completed in the performance award period;
(3) payment of remaining premium payments for split-dollar life insurance policies; (4) enhanced retirement benefits payable as a lump sum; (5) continuation of life, disability, accident and health insurance benefits for three years following termination; (6) full reimbursement for the payment of excise taxes; and (7) payment of legal fees in connection with a good faith dispute involving the agreement.

The Bankruptcy Court in Armstrong World Industries' Chapter 11 case authorized Armstrong World Industries to assume the CIC agreements subject to certain modifications. The modifications limit in certain respects (i) what constitutes a change in control under the CIC agreements; and (ii) with respect to the CIC agreements for the most senior officers, what constitutes a qualifying change of control that would enable the executive to terminate employment. If the POR discussed in Item 1 of this 10-K report is approved and becomes effective, the issuance of the stock of AWI according to the provisions of the POR will constitute a change in control under the CIC agreements.

Employment Agreements
AHI and Armstrong World Industries entered into a three-year employment agreement with Michael D. Lockhart effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. This contract was subsequently approved by the Court in Armstrong World Industries' Chapter 11 case. Portions of the signing bonus must be repaid to AHI if Mr. Lockhart terminates employment for any reason other than death, disability or good reason or is terminated for cause. The employment agreement is automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" prior to the third year of the employment contract, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his target bonus in the year of termination, or
(ii) the highest bonus award earned during the last three years, including the year of termination, multiplied by either the number of years remaining in his employment agreement or by two ("2"), whichever is larger and (2) continuation of certain benefits for a period equal to the greater of two years or the remaining term of the agreement. If AHI terminates the employment agreement with Mr. Lockhart without "cause" or if Mr. Lockhart terminates his employment for "good reason" after the third year of the employment contact, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) his bonus in the year of termination at target performance levels, or (ii) the highest bonus award paid during the last three years, multiplied by either the number of years remaining in his employment agreement or by one ("1"), whichever is larger and (2) continuation of certain benefits. Mr. Lockhart's employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and AWI, including an annual cash incentive opportunity and an annual long-term incentive award under AHI's long-term incentive plan. The agreement further provides that the value of his annual long-term incentive award on the grant date is required to equal 150% of Mr. Lockhart's target annual cash compensation for the year.

Armstrong World Industries entered into an employment agreement with Chan W. Galbato effective May 2, 2001, that was subsequently approved by the Court in its Chapter 11 case. In the contract, Mr. Galbato agreed to serve as President and Chief Executive Officer of Armstrong Floor Products Operations at an initial base salary of $450,000 per year and a $200,000 one-time signing bonus. Mr. Galbato is eligible to participate in the Company's annual bonus plan, the Management Achievement Plan. The agreement also provides Mr. Galbato the opportunity to participate in long-term incentive plans offered to senior officers. The agreement calls for severance pay for Mr. Galbato at one and one-half times the sum of the base salary and target bonus. During the period of the Chapter 11 reorganization, Mr. Galbato is eligible to participate at the maximum level in the cash retention and enhanced severance benefit programs of Armstrong World Industries.

Severance Pay Plan for Salaried Employees
The Severance Pay Plan for Armstrong World Industries' Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and Armstrong World Industries, including the officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a position in the same geographic area at a base salary of at least 90% of the employee's current salary made by AHI or Armstrong World Industries, their subsidiaries or any successor organization; (4) misconduct; or (5) unsatisfactory performance, unless otherwise approved by the Severance Pay Committee. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

Under the plan, the scheduled amount of the payment is based on the employee's length of service, reason for termination and base salary level. The amount of the payment ranges from a minimum of two weeks base salary to a maximum of 39 weeks base salary. Subject to certain limitations, benefits may be paid by salary continuation or lump sum payments. A participant may also choose a combination of periodic and lump-sum payments. The Severance Pay Committee retains the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance benefit exceed two times the participant's annual compensation.

                 TABLE 2: OPTION/SAR GRANTS IN LAST FISCAL YEAR

There was no grant of stock options during 2002 under any of Armstrong's stock-based compensation plans.


          TABLE 3: AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options during 2002 and the unexercised options held as of the end of 2002 by each of the named executives:

--------------------------------------------------------------------------------------------------------------------
                                   Value
                      AHI         Realized
                     Shares     (market price
                    Acquired     at exercise          Securities Underlying              Value of Unexercised
                       On       less exercise        Unexercised Options/SARs        In-The-Money Options/SARs At
                    Exercise        price)             At Fiscal Year-End (#)               Fiscal Year-End ($)
--------------------------------------------------------------------------------------------------------------------
        Name           (#)             ($)        Exercisable     Unexercisable     Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
M. D. Lockhart             0                0         166,665           133,335               0                 0
--------------------------------------------------------------------------------------------------------------------
C. W. Galbato              0                0               0                 0               0                 0
--------------------------------------------------------------------------------------------------------------------
S. J. Senkowski            0                0          10,321             4,334               0                 0
--------------------------------------------------------------------------------------------------------------------
J. N. Rigas                0                0          13,333             3,667               0                 0
--------------------------------------------------------------------------------------------------------------------
M. J. Angello              0                0           7,046             3,524               0                 0
--------------------------------------------------------------------------------------------------------------------


          TABLE 4: LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

The following table sets forth information regarding the long-term incentive plan awards granted during 2002 to each of the named executives:

-----------------------------------------------------------------------------------------------------
                     Performance       Estimated Future Payouts Under Non-Stock Price-Based Plans (1)
                     Period Until    ----------------------------------------------------------------
                     Maturation or
     Name            Payout            Threshold ($)       Target ($)         Maximum ($)
-----------------------------------------------------------------------------------------------------
M. D. Lockhart       1/1/2002 -                           2,902,500/2/      See footnote 3.
                     12/31/2003
-----------------------------------------------------------------------------------------------------
C. W. Galbato        1/1/2002 -          270,000            900,000         See footnote 3.
                     12/31/2003
-----------------------------------------------------------------------------------------------------
S. J. Senkowski      1/1/2002 -          231,000            770,000         See footnote 3.
                     12/31/2003
-----------------------------------------------------------------------------------------------------
J. N. Rigas          1/1/2002 -          113,850            379,500         See footnote 3.
                     12/31/2003
-----------------------------------------------------------------------------------------------------
M. J. Angello        1/1/2002 -          117,300            391,000         See footnote 3.
                     12/31/2003
-----------------------------------------------------------------------------------------------------

/1)/ Cash incentive awards are earned on the basis of cumulative operating income (adjusted for working capital variance from budget) for 2002 and 2003 measured against a pre-established target. The plan allows for certain costs to be excluded when measuring performance, including the impact of interest expense/income, bankruptcy-related expense/income, restructuring charges and significant unusual items. The Management Development and Compensation Committee has established an award achievement schedule that sets an upper limit on the payment amount at varying levels of financial performance. The threshold payout requires that Armstrong achieve 70% of the operating income target, below which no payment will be made. Cash payments earned will be paid in early 2004.

/2)/ Mr. Lockhart's cash incentive award will be earned on the basis of the company's 2003 earnings before interest, taxes, depreciation and amortization (EBITDA) measured against 2001 EBITDA results. 60% of the target award will be earned in direct proportion to the ratio of 2003 EBITDA to 2001 EBITDA capped at a ratio of 1.5. The remaining 40% of the target award will be earned in direct proportion to the ratio of (1) three times the increase in 2003 EBITDA over 2001 EBITDA to (2) 2001 EBITDA capped at a ratio of 1.0. The target and actual results exclude the impact of bankruptcy-related expense/income, restructuring charges and significant unusual items. No threshold performance level has been established. Cash payments earned will be paid in early 2004.
/3)/ Under the terms of the 1999 Long-Term Incentive Plan, the maximum payment to any one participant pursuant to a Cash Incentive Award with respect to any one year is $3 million.

BENEFITS FROM RETIREMENT PLANS
The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong's Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. The Retirement Benefit Equity Plan is a partially funded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts shown in Table 5 are based on compensation that is covered under the plans and years of service with the Company and its subsidiaries.

                           TABLE 5: PENSION PLAN TABLE
                  ANNUAL RETIREMENT BENEFIT BASED ON SERVICE/1/

------------------------------------------------------------------------------------------------------
                   15           20           25           30              35             40
Remuneration/2/    Years        Years        Years        Years           Years          Years
------------------------------------------------------------------------------------------------------
   $  400,000      $ 90,000     $120,000     $150,000     $  180,000      $  210,000     $  234,000
------------------------------------------------------------------------------------------------------
   $  600,000      $137,000     $182,000     $228,000     $  273,000      $  318,000     $  354,000
------------------------------------------------------------------------------------------------------
   $  800,000      $183,000     $244,000     $305,000     $  366,000      $  427,000     $  475,000
------------------------------------------------------------------------------------------------------
   $1,000,000      $230,000     $306,000     $383,000     $  459,000      $  535,000     $  595,000
------------------------------------------------------------------------------------------------------
   $1,200,000      $276,000     $368,000     $460,000     $  552,000      $  644,000     $  716,000
------------------------------------------------------------------------------------------------------
   $1,400,000      $323,000     $430,000     $538,000     $  645,000      $  752,000     $  836,000
------------------------------------------------------------------------------------------------------
   $1,600,000      $369,000     $492,000     $615,000     $  738,000      $  861,000     $  957,000
------------------------------------------------------------------------------------------------------
   $1,800,000      $416,000     $554,000     $693,000     $  831,000      $  969,000     $1,077,000
------------------------------------------------------------------------------------------------------
   $2,000,000      $462,000     $616,000     $770,000     $  924,000      $1,078,000     $1,198,000
------------------------------------------------------------------------------------------------------
   $2,200,000      $509,000     $678,000     $848,000     $1,017,000      $1,186,000     $1,318,000
------------------------------------------------------------------------------------------------------


/1./ Benefits shown assume retirement in 2002. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.
/2./ Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned "Salary" and "Bonus" in the Summary Compensation Table (excluding the signing bonus and cash retention payments) as well as Armstrong contributions under the Bonus Replacement Retirement Plan.

The 2002 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows:

M. D. Lockhart - $1,821,188 (4.8 years); C.W. Galbato - $720,000 (12.5 years);
S. J. Senkowski - $617,523 (29.6 years); M.J. Angello - $492,994 (19.9 years)
and J. N. Rigas - $586,250 (20.8 years). Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan. Estimated years of service include credit for prior service awarded to C.W. Galbato (11 years), M.J. Angello (14 years) and J. N. Rigas (17 years) upon their employment with Armstrong. The Armstrong retirement benefit will be reduced by the value of any defined benefit pension payable by previous employers for the respective period of the prior service credit.

Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the Plan. In that event, Plan liabilities will first be satisfied; then, remaining Plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. The executives named in the Summary Compensation Table would be entitled to this benefit.

Special provisions also apply in the event that a salaried member is terminated other than for cause or resigns for good reason, as those terms are defined in the plan, within two years following a change in control of Armstrong Holdings, Inc. If those members have at least 10 years of service and are at least 50 years in age, they would be eligible for early retirement without certain normal reductions applying. Those members would also receive some Social Security replacement benefits. Members with 15 or more years of service would also receive credit under the plan for an additional five years of service.

Compensation of Directors
AHI and Armstrong do not separately compensate directors who are employees for services as a director. AHI and Armstrong pay directors a retainer of $50,000 per year. Shared directors receive only a single retainer. AHI directors receive $1,200 for each Board and $1,000 for each Committee meeting attended. Shared directors receive $1,200 for each Armstrong Board meeting attended and $1,000 for each Committee meeting attended only when there is no AHI Board or Committee meeting held on the same day. The Audit Committee chairperson receives an annual fee of $20,000 and the chairpersons of the Management Development and Compensation Committee, and the Nominating and Governance Committee each receive an annual fee of $10,000. Other committee members receive the following annual fees: Audit-$10,000; Management Development and Compensation Committee-$5,000; and Nominating and Governance Committee-$5,000. AHI and Armstrong directors are paid $2,500 per day plus reasonable expenses for special assignments in connection with Board activity.

Management Development and Compensation Committee
The Management Development and Compensation Committee members are Jerre L. Stead (Chairperson); Judith R. Haberkorn; John A. Krol; and Ruth M. Owades. Donald C. Clark served as a Committee member during 2002 prior to his retirement from the Board of Directors on October 14, 2002. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

AHI indirectly owns all of the capital stock of Armstrong. The following table /1/ sets forth, as of December 31, 2002, each person or entity known to AHI that may be deemed to have beneficial ownership of more than 5% of the outstanding AHI common stock. All Armstrong stock is owned by AHI, except for 11.2 million shares in Armstrong's treasury.

      -----------------------------------------------------------------------------------
           Name And Address Of Beneficial     Amount And Nature Of     Percent Of Class
                       Owner                  Beneficial Ownership      Outstanding/2/

      -----------------------------------------------------------------------------------
        JP Morgan Chase/3/
        270 Park Ave.                               5,930,810               14.58%
        New York, NY  10017
      -----------------------------------------------------------------------------------
        Royce & Associates, LLC
        1414 Avenue of the Americas                 2,419,500                5.95%
        New York, NY  10019
      -----------------------------------------------------------------------------------

/1./ In accordance with applicable rules of the Securities and Exchange
     Commission, this information is based on Section 13(g) information filed in February 2003.
/2./ In accordance with applicable rules of the Securities and Exchange
     Commission, this percentage is based upon the total 40,677,584 shares of AHI's common stock that were outstanding on December 31, 2002.
/3./ JP Morgan Chase serves as the trustee of the Armstrong World Industries,
     Inc. Master Retirement Plan and the trustee of the Stock Ownership Armstrong Holdings Stock Fund of the Retirement Savings and Stock Ownership Plan (RSSOP). As trustee, JP Morgan Chase may be deemed to be the beneficial owner of 5,930,810 shares held in the trusts. JP Morgan Chase is obligated to vote, tender, or exchange any Common Stock beneficially owned by the RSSOP Trust as directed by participants in RSSOP. JP Morgan Chase votes these shares in accordance with the participant's direction. Shares that are unallocated and any allocated shares for which no instructions are received, are voted in the same proportion as the shares of Common Stock for which instructions are received. JP Morgan Chase directly votes the shares beneficially owned by the Master Retirement Plan.

Security Ownership of Management
The following table shows the amount of AHI stock that each director (and nominee), each individual named in the Summary Compensation Table and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. This information is as of January 31, 2003.

--------------------------------------------------------------------------------------------------
                                             Stock Options
                                            Exercisable w/in   Total Beneficial   Deferred Stock
         Name                    Stock/1/       60 days           Ownership          Units /2/
--------------------------------------------------------------------------------------------------
H. Jesse Arnelle                     2,358                 --              2,358            1,390
--------------------------------------------------------------------------------------------------
Van C. Campbell                      2,200              5,330              7,530            7,981
--------------------------------------------------------------------------------------------------
Judith R. Haberkorn                  1,184              4,970              6,154            1,910
--------------------------------------------------------------------------------------------------
John A. Krol                         1,433              2,990              4,423              644
--------------------------------------------------------------------------------------------------
Michael D. Lockhart                128,499            166,665            295,164               --
--------------------------------------------------------------------------------------------------
James E. Marley                      4,697              1,410              6,107               --
--------------------------------------------------------------------------------------------------
Ruth M. Owades                       5,000                 --              5,000               --
--------------------------------------------------------------------------------------------------
M. Edward Sellers                       --                 --                 --               --
--------------------------------------------------------------------------------------------------
Jerre L. Stead                       4,400              3,260              7,660            1,283
--------------------------------------------------------------------------------------------------
Chan W. Galbato                      3,874                 --              3,874               --
--------------------------------------------------------------------------------------------------
Stephen J. Senkowski                 3,708             14,665             18,373            1,327
--------------------------------------------------------------------------------------------------
John N. Rigas                        1,353             17,000             18,353               --
--------------------------------------------------------------------------------------------------
Matthew J. Angello                   6,131             10,570             16,701               --
--------------------------------------------------------------------------------------------------
Director and officers as a
group (19 persons)                 184,501            260,380            444,881           16,749
--------------------------------------------------------------------------------------------------

/1./ Includes the following shares that may be determined to be owned by the employee through the employee stock ownership accounts of AHI's Retirement Savings and Stock Ownership Plan ("RSSOP"): M. D. Lockhart - 124; C. W. Galbato - 124; S. J. Senkowski - 2,186; J. N. Rigas - 979; M. J. Angello - 1,407; and executive officers as a group - 11,271
      Includes the following shares indirectly owned and held in the savings accounts of the RSSOP accounts of the following individuals: S. J. Senkowski - 38; M. J. Angello - 563; and executive officers as a group - 2,034 Includes the following shares indirectly owned and held in the Bonus Replacement Retirement Plan accounts: M. J. Angello - 292; and executive officers as a group - 301.
/2./ Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participants have no voting or investment power.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. H. Jesse Arnelle is Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC for many years, including 2001 and 2002.

ITEM 14:  CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, AHI and AWI (together referred to as "the Companies") carried out an evaluation, under the supervision and with the participation of the Companies' management, including the Companies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies' disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies' disclosure controls and procedures are effective.

There were no significant changes in the Companies' internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements and Schedules" on page 58.

a. The following exhibits are filed as a part of this Annual Report on Form
   10-K:

                                    Exhibits

  No. 2(a) Armstrong World Industries, Inc.'s Plan of Reorganization submitted to the U.S. Bankruptcy Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on November 4, 2002.

  No 2(b) Armstrong World Industries, Inc.'s Disclosure Statement submitted to the U.S. Bankruptcy Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on December 20, 2002.

  No. 2(c) Armstrong World Industries, Inc.'s Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, which will appear as Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on December 26, 2002 wherein it appeared as
             Exhibit 99.1.

  No. 3(a) Armstrong Holdings, Inc.'s Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3.1(i) to Armstrong Holdings, Inc.'s Report on Form 8-K dated May 9, 2000.

  No. 3(b) Armstrong Holdings, Inc.'s Bylaws, effective May 1, 2000 incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

  No. 3(c) Armstrong World Industries, Inc.'s restated Articles of Incorporation, as amended, are incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b).

  No. 3(d) Armstrong World Industries, Inc.'s Bylaws as amended November 9, 2000 incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d).

  No. 4(a) Armstrong Holdings, Inc.'s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2.

  No. 4(b) Armstrong World Industries, Inc.'s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4.*

  No. 4(c) Armstrong World Industries, Inc.'s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f).

  No. 4(d) Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1.

  No 4(e) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.'s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e).

  No. 4(f) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h).

  No. 4(g) Copy of portions of Armstrong World Industries, Inc.'s Board of Directors' Pricing Committee's resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated herein by reference from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i).

  No. 4(h) Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 -2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan ("Share in Success Plan") Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a).

  No. 4(i) Armstrong World Industries, Inc.'s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i).

             Armstrong Holdings, Inc. and Armstrong World Industries, Inc. agree to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrants and their subsidiaries which are not filed herewith in accordance with applicable rules of the Commission because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrants and their subsidiaries on a consolidated basis.

  No. 4(j) Amendment to Armstrong World Industries, Inc.'s $300,000,000 Revolving Credit and Guarantee Agreement is incorporated by reference from the Current Report filed on Form 8-K on October 30, 2002.

  No. 10(i)(a)     Armstrong World Industries, Inc.'s Agreement Concerning
                   Asbestos-Related Claims dated June 19, 1985, (the "Wellington
                   Agreement") among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong
                   World Industries, Inc.'s 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a).

  No. 10(i)(b)     Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference herein from Armstrong
                   World Industries, Inc.'s 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b).

  No. 10(i)(c)     Indenture, dated as of March 15, 1988, between Armstrong
                   World Industries, Inc. and Morgan Guaranty Trust Company of
                   New York, as Trustee, as to which The First National Bank of
                   Chicago is successor trustee, (relating to Armstrong World
                   Industries, Inc.'s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes) is incorporated herein by reference from Armstrong World Industries, Inc.'s 1995 Annual
                   Report on Form 10-K wherein it appeared as Exhibit 4(c).

  No. 10(i)(d)     Senior Indenture dated as of December 23, 1998 between
                   Armstrong World Industries, Inc. and First National Bank of
                   Chicago, as Trustee, is incorporated herein by reference from Armstrong World Industries, Inc.'s Registration Statement on
                   Form S-3 (File No. 333-74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3.

  No. 10(i)(e)     Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference herein from Armstrong
                   World Industries, Inc.'s Report on Form 8-K which was filed with the Commission on May 29, 1999, wherein it appeared as
                   Exhibit 4.2.

  No. 10(i)(f)     Agreement and Plan of Merger dated as of June 12, 1998, among
                   Armstrong World Industries, Inc., Triangle Pacific Corp., and
                   Sapling Acquisition, Inc., is incorporated by reference herein from Armstrong World Industries, Inc.'s Form 8-K filed on June 15, 1998, wherein it appeared as Exhibit 10.1.

  No. 10(i)(g)     Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World
                   Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference herein from Armstrong World
                   Industries, Inc.'s Report on Form 8-K filed on July 14,
                   1999, wherein it appeared as Exhibit 1.

  No. 10(iii)(a)   Armstrong World Industries, Inc.'s Long-Term Stock Option
                   Plan for Key Employees, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1995
                   Annual Report on Form 10-K wherein it appeared as Exhibit
                   10(iii)(a). *

  No. 10(iii)(b)   Armstrong World Industries, Inc.'s Long Term Stock Incentive
                   Plan is incorporated by reference herein from Armstrong World
                   Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). *

  No. 10(iii)(c)   Armstrong World Industries, Inc.'s Directors' Retirement
                   Income Plan, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1996 Annual Report on
                   Form 10-K wherein it appeared as Exhibit 10(iii)(c).*

  No. 10(iii)(d)   Armstrong World Industries, Inc. and Armstrong Holdings,
                   Inc.'s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(d). *

  No. 10(iii)(e)   Armstrong World Industries, Inc.'s Retirement Benefit Equity
                   Plan (formerly known as the Excess Benefit Plan), as amended
                   January 1, 2000 is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on Form
                   10-K wherein it appeared as Exhibit 10(iii)(e).*

  No. 10(iii)(f)   Armstrong Holdings, Inc.'s Deferred Compensation Plan, as
                   amended May 1, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as
                   Exhibit 10(iii)(f).*

  No. 10(iii)(g)   Armstrong World Industries, Inc.'s Employment Protection Plan
                   for Salaried Employees of Armstrong World Industries, Inc., as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1994 Annual Report on Form
                   10-K wherein it appeared as Exhibit 10(iii)(g). *

  No. 10(iii)(h)   Armstrong World Industries, Inc.'s Restricted Stock Plan For
                   Non-employee Directors, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1996
                   Annual Report on Form 10-K wherein it appeared as Exhibit
                   10(iii)(h). *

  No. 10(iii)(i)   Armstrong World Industries, Inc.'s Severance Pay Plan for
                   Salaried Employees, as amended October 31, 2000, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(i). *

  No. 10(iii)(j)   Armstrong World Industries, Inc.'s 1999 Long Term Stock
                   Incentive Plan is incorporated by reference herein from Armstrong World Industries, Inc.'s 1999 Annual Report on Form
                   10-K wherein it appeared as Exhibit 10(iii)(j).*

  No. 10(iii)(k)   Form of Agreement between Armstrong World Industries, Inc.
                   and certain of its Executive Officers, together with a
                   schedule identifying those executives and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000 Annual
                   Report on Form 10-K wherein they appear as Exhibit
                   10(iii)(k). *

  No. 10(iii)(l)   Change in Control Agreement between Armstrong Holdings, Inc.
                   and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). *

  No. 10(iii)(m)   Form of Indemnification Agreement between Armstrong Holdings,
                   Inc., Armstrong World Industries, Inc. and certain of its
                   Directors and Officers, together with a schedule identifying those Directors and Officers, is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World
                   Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit
                   10(iii)(a). *

  No. 10(iii)(n)   Amendment to August 7, 2000 employment agreement between
                   Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. *

  No. 10(iii)(o)   Form of Indemnification Agreement between Armstrong Holdings,
                   Inc. and certain of its Directors and Officers dated October
                   20, 2000, together with a schedule identifying those Directors and Officers and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(o). *

No. 10(iii)(p)  Form of Indemnification Agreement between Armstrong World
                Industries, Inc. and certain of its Directors and Officers, together with a schedule identifying those Directors and Officers dated October 20, 2000 and the material differences among the agreements to which each executive is a party, is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(p). *

No. 10(iii)(q)  Armstrong World Industries, Inc.'s Bonus Replacement Retirement
                Plan, dated as of January 1, 1998, as amended, is incorporated by reference herein from Armstrong World Industries, Inc.'s 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). *

No. 10(iii)(r)  Employment agreement between Armstrong World Industries, Inc.
                and Chan W. Galbato dated May 2, 2001 is incorporated by reference herein from Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 10. *

No. 10(iii)(s)  Form of Indemnification Agreement between Armstrong Holdings,
                Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s).

No. 10(iii)(t)  Employment Agreement between Armstrong Holdings, Inc. and
                Michael D. Lockhart dated August 7, 2000 is incorporated herein by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). *

No. 10(iii)(u)  Order Authorizing and Approving Retention Program for Key
                Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated herein by reference from 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10(iii)(v)  Armstrong Holdings, Inc.'s Stock Award Plan is incorporated by reference herein from Armstrong Holdings, Inc.'s registration statement on form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. *

No. 10(iii)(w)  Terms of Restricted Stock for Stock Option Exchange Program
                Offered to Employees and Schedule of Participating Officers is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(i). *

No. 10(iii)(x)  Management Services Agreement between Armstrong Holdings, Inc.
                and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference herein from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). *

No. 10(iii)(y)  Agreement between Armstrong Holdings, Inc. and Armstrong World
                Industries, Inc. and Triangle Pacific Corp. dated November 14, 2000 is incorporated herein by reference from 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(bb). *

No. 10(iii)(z)  Form of Amendment of Restricted Stock Award Agreements between
                AHI and the following executive officers: M.D. Lockhart, M.J. Angello, C.A. Engle, S.J. Senkowski, and W.C. Rodruan dated July 22, 2002 is incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10.

No. 11(a)     Computation for basic earnings per share.

No. 11(b)     Computation for diluted earnings per share.

No. 21 List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.'s domestic and foreign subsidiaries.

No. 23        Consent of Independent Auditors.

No. 24        Powers of Attorney and authorizing resolutions.

No. 99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

No. 99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Compensatory Plan

b. The following Current Reports were filed on Form 8-K since the third quarter of 2002.

       1) On October 16, 2002, a Current Report was filed under Item 5 of Form 8-K related to the resignation of Donald C. Clark as a director of AHI.

       2) On October 30, 2002, a Current Report was filed under Item 5 of Form 8-K related to the approval of an amendment to the company's post-petition credit facility.

       3) On November 4, 2002, a Current Report was filed under Item 5 of Form 8-K related to the filing of the company's Plan of Reorganization with the Court.

       4) On November 8, 2002, a Current Report was filed under Item 5 of Form 8-K related to the suspended trading of the companies' securities on the New York Stock Exchange.

       5) On December 20, 2002, a Current Report was filed under Item 5 of Form 8-K related to the filing of the company's proposed Disclosure Statement with the Court.

       6) On December 26, 2002, a Current Report was filed under Items 5 and 7 of Form 8-K related to the filing of the projected financial information associated with the Disclosure Statement.

       7) On March 14, 2003, a Current Report was filed under Item 9 of Form 8-K related to the filing of the company's amended Plan of Reorganization and amended Disclosure Statement with the Court.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARMSTRONG HOLDINGS, INC.
                                            ------------------------
                                            (Registrant)


                                            By: /s/ Michael D. Lockhart
                                            ---------------------------
                                            Chairman and Chief Executive Officer


                                            Date: March 19, 2003
                                            --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AHI:

Michael D. Lockhart        Chairman and Chief Executive Officer
                           (Principal Executive Officer)
Leonard A. Campanaro       Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer)
William C. Rodruan         Vice President and Controller
                           (Principal Accounting Officer)
H. Jesse Arnelle           Director
Van C. Campbell            Director
Judith R. Haberkorn        Director
John A. Krol               Director
James E. Marley            Director
Ruth M. Owades             Director
M. Edward Sellers          Director
Jerre L. Stead             Director


                                            By: /s/  Michael D. Lockhart
                                            ----------------------------
                                            (Michael D. Lockhart, as
                                            attorney-in-fact for AHI directors
                                            and on his own behalf)
                                            As of March 19, 2003


                                            By: /s/ Leonard A. Campanaro
                                            ----------------------------
                                            (Leonard A. Campanaro)
                                            As of March 19, 2003


                                            By: /s/ William C. Rodruan
                                            --------------------------
                                            (William C. Rodruan)
                                            As of March 19, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARMSTRONG WORLD INDUSTRIES, INC.
                                      --------------------------------
                                      (Registrant)


                                      By: /s/ Michael D. Lockhart
                                      ---------------------------
                                      Chairman and Chief Executive Officer


                                      Date: March 19, 2003
                                      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant Armstrong:

Michael D. Lockhart        Director and Chairman
                           (Principal Executive Officer)
Leonard A. Campanaro       Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer)
William C. Rodruan         Vice President and Controller
                           (Principal Accounting Officer)
James E. Marley            Director
John N. Rigas              Director


                                      By: /s/ Michael D. Lockhart
                                      ---------------------------
                                      (Michael D. Lockhart, as attorney-in-fact
                                      for James E. Marley and on his own behalf)
                                      As of March 19, 2003


                                      By: /s/ Leonard A. Campanaro
                                      ----------------------------
                                      (Leonard A. Campanaro)
                                      As of March 19, 2003


                                      By: /s/ William C. Rodruan
                                      --------------------------
                                      (William C. Rodruan)
                                      As of March 19, 2003


                                      By: /s/ John N. Rigas
                                      ---------------------
                                      (John N. Rigas)
                                      As of March 19, 2003

I, Michael D. Lockhart, certify that:

1) I have reviewed this annual report on Form 10-K of Armstrong Holdings, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 19, 2003

                                         /s/ Michael D. Lockhart
                                         --------------------------------------
                                         Michael D. Lockhart
                                         Chairman and Chief Executive Officer

I, Leonard A. Campanaro, certify that:

1) I have reviewed this annual report on Form 10-K of Armstrong Holdings, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 19, 2003

                                  /s/ Leonard A. Campanaro
                                  --------------------------------------
                                  Leonard A. Campanaro
                                  Sr. Vice President and Chief Financial Officer

I, Michael D. Lockhart, certify that:

1) I have reviewed this annual report on Form 10-K of Armstrong World Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 19, 2003

                                         /s/ Michael D. Lockhart
                                         -------------------------------
                                         Michael D. Lockhart
                                         Chairman and Chief Executive Officer

I, Leonard A. Campanaro, certify that:

1) I have reviewed this annual report on Form 10-K of Armstrong World Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 19, 2003

                                  /s/ Leonard A. Campanaro
                                  --------------------------------------
                                  Leonard A. Campanaro
                                  Sr. Vice President and Chief Financial Officer

                                   SCHEDULE II

          Armstrong Holdings, Inc. and Armstrong World Industries, Inc.
            Valuation and Qualifying Reserves of Accounts Receivable

                           For Years Ended December 31
                              (amounts in millions)

Provision for Losses                                 2002      2001      2000
--------------------                               --------  --------  --------
Balance at beginning of year                       $   22.0  $   24.6  $   25.5
Additions charged to earnings                           7.8       8.4      13.7
Deductions                                             (9.5)    (11.0)    (14.6)
Balances via acquisitions/(divestitures)                  -         -         -
                                                   --------  --------  --------
Balance at end of year                             $   20.3  $   22.0  $   24.6
                                                   ========  ========  ========

Provision for Discounts
-----------------------
Balance at beginning of year                       $   32.2  $   29.5  $   24.5
Additions charged to earnings                         264.5     258.4     258.5
Deductions                                           (260.5)   (255.7)   (254.5)
Balance via acquisitions/(divestitures)                   -         -       1.0
                                                   --------  --------  --------
Balance at end of year                             $   36.2  $   32.2  $   29.5
                                                   ========  ========  ========

Total Provision for Discounts and Losses
----------------------------------------
Balance at beginning of year                       $   54.2  $   54.1  $   50.0
Additions charged to earnings                         272.3     266.8     272.2
Deductions                                           (270.0)   (266.7)   (269.1)
Balances via acquisitions/(divestitures)                  -         -       1.0
                                                   --------  --------  --------
Balance at end of year                             $   56.5  $   54.2  $   54.1
                                                   ========  ========  ========