Form 10-K/A
period 2003-12-31
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2004-04-02
CIK 1109304, 7431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-50408	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

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

Registrant’s telephone number, including area code (717) 397-0611

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered puruant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($1.98 per share) on the over-the-counter (OTC) Bulletin Board (trading symbol ACKHQ) on June 30, 2003, was approximately $73.9 million. As of February 10, 2004, the number of shares outstanding of registrant’s Common Stock was 40,668,892. This amount includes the 1,911,533 shares of Common Stock as of December 31, 2003, held by JPMorgan Chase Bank, as Trustee for the employee stock ownership accounts of the company’s Retirement Savings and Stock Ownership Plan.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to correct the commission file number for Armstrong Holdings, Inc. on the cover page.

EXHIBIT INDEX

Exhibit No.	Description

No. 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No. 31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC
(Registrant)

By:	/s/ William C. Rodruan

Vice President and Controller

Date: April 2, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ William C. Rodruan

Vice President and Controller

Date: April 2, 2004