Form 10-Q
period 2005-06-30
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2005-08-02
CIK 1109304, 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒    No ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of July 19, 2005 - 40,666,769.

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by the company may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as legal proceedings, and financial conditions. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Any forward-looking statements made in this report speak only as of the date of such statement. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission.

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Chapter 11

•	Factors relating to Armstrong World Industries, Inc.’s (“AWI”) Chapter 11 Filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the ultimate size of AWI’s asbestos-related and other liabilities; the ability to confirm and implement a plan of reorganization; the availability of financing and refinancing for both AWI and its subsidiaries that are not parties to its Chapter 11 Filing; legislation that might affect AWI’s liabilities; and AWI’s ability to comply with covenants in its debtor-in-possession credit facility (the “DIP Facility”).

•	Factors relating to AWI’s emergence from bankruptcy, such as emergence-related costs and AWI’s debt service costs for debt to be issued pursuant to the plan of reorganization. Debt service costs will affect net income and cash flow.

•	Covenants in the agreements governing our anticipated emergence-related debt may impose restrictions that limit operating and financial flexibility.

Business Environment

•	Our business is cyclical in nature and is affected by the same economic factors that affect the residential, office, commercial and institutional renovation and construction industries in general, such as the availability of credit, consumer confidence, changes in interest rates, governmental budgets and general economic conditions. Despite our efforts to foresee and plan for the effects of changes in these circumstances, we cannot predict their impact with certainty. For example, economic weakness can lead customers to delay or cancel construction plans or could lead to further industry overcapacity. For more information on these matters, see the discussion of Market Risk in Item 7A of our 2004 Form 10-K.

•	The major markets for our products, particularly in the renovation and construction industries, are highly competitive. Business combinations among our competitors or suppliers could affect our competitive position in any of our business units. Competition from foreign competitors who have lower cost structures than we have is a threat in the flooring business. Similarly, combinations or alliances among our major customers could increase their purchasing power in dealing with us. If we should enter into one or more business combinations, our business, finances and capital structure could be affected.

•	The level of success of our new product introductions, as well as new patents, and those of our competitors will impact our competitive position.

•	The extent to which we successfully achieve integration of and synergies from acquisitions as well as the impact of divestitures, plant closings, including the ability to derive cost savings, and other unusual items that may result from evolving business strategies and organizational restructuring will impact our results of operations.

•	Changes in the stock and bond markets could adversely affect the valuation of assets and projected benefit obligations in the related accounting of, and the funding requirements for, our pension plans.

Sales Environment

•	We have several key customers and the loss of one of these customers could affect our financial performance. Although builders, dealers and other retailers represent other channels of distribution for our products, the loss of a significant portion of sales from a major customer would have a material adverse impact on our results of operations.

•	Business decisions made by our major customers and business conditions that affect our major customers and distribution networks may adversely affect our business.

•	Increased retail trade consolidation, especially in markets such as the United States, could make us more dependent upon key retailers whose relative bargaining strength may increase.

•	We are affected by changes in the policies and marketing strategies of our retail trade customers, such as inventory shifts or fluctuations, limitations on access to shelf space and other conditions. Many of our customers, particularly major home center retailers, have engaged with us in continuous efforts to reduce their inventory levels and improve delivery fulfillment.

•	Profitability can be affected by changes over time in consumer preferences for one type of product versus another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	We may be unable to increase prices to our customers when our costs increase.

International

•	We face political, social and economic risks related to our international operations which can negatively affect our business, operating results, profitability and financial condition. The risk of war and terrorism may adversely affect the economy and the demand for our products.

•	Various worldwide economic and political factors, such as changes in the competitive structures of the markets, credit risks in emerging markets, variations in residential and commercial construction rates, and economic growth rates in various areas of the world in which we do business could affect the end-use markets for our products.

•	Profitability can be affected by margin erosion to the extent that sales shift to developing markets with lower profitability.

•	Changes in intellectual property legal protections and remedies, trade regulations, tariff classifications or duty rates, and procedures and actions affecting production, pricing and marketing of products, intergovernmental disputes, possible nationalization and unstable governments and legal systems could impact our business.

•	Fluctuations in exchange rates can significantly affect our reported results from one period to the next. Tax inefficiencies and currency exchange controls in repatriating cash flow from non-U.S. subsidiaries could adversely affect us.

Raw Materials and Sourced Products

•	The availability of raw materials, energy, water and sourced products due to changes in conditions that impact our suppliers, including environmental conditions, laws and regulations, litigation involving our suppliers, transportation disruptions, force majeure events and/or business decisions made by our suppliers may have an adverse impact on our results of operations.

•	We purchase a significant amount of certain raw materials, such as lumber, veneers, PVC resin, plasticizers, mineral fibers and natural gas. Prices of these raw materials, as well as transportation costs, can change dramatically and can have a significant adverse impact on our manufacturing costs.

Labor Contracts

•	A significant portion of our employees in production are represented under collective labor contracts, with a variety of unions both domestic and international, which are generally multi-year in nature and expire at varying dates. Renewal of collective labor agreements which are expiring involves negotiations, with a potential for work stoppages at affected plants. Should a work stoppage occur, it could adversely affect the results of operations, at least during the period of the event.

Legal

•	Claims of undetermined merit and amount have been asserted against us for various legal matters, including asbestos-related litigation and claims. We could face potential product liability or warranty claims relating to products we manufacture or distribute. For more information on these matters, see the discussion of Legal Proceedings in Part II, Item 1 in this report.

•	We are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations. Changes in laws and regulations, including accounting standards, taxation requirements, and environmental and safety regulations, that affect our business could lead to significant, unforeseen expenditures.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$919.0	$903.5	$1,759.7	$1,748.5
Cost of goods sold	718.2	687.1	1,380.7	1,347.5

Gross profit	200.8	216.4	379.0	401.0
Selling, general and administrative expenses	167.0	163.1	337.4	311.0
Goodwill impairment	—	60.0	—	60.0
Restructuring charges, net	7.4	1.1	15.6	3.1
Equity (earnings) from joint venture	(10.2)	(9.8)	(18.3)	(15.9)

Operating income	36.6	2.0	44.3	42.8
Interest expense (unrecorded contractual interest of $21.6, $21.7, $43.1, $43.4)	2.1	2.0	4.3	4.1
Other non-operating expense	0.3	0.9	0.3	1.8
Other non-operating (income)	(2.2)	(1.8)	(4.4)	(3.3)
Chapter 11 reorganization costs, net	1.0	1.8	3.0	4.3

Earnings (loss) from continuing operations before income taxes	35.4	(0.9)	41.1	35.9
Income tax expense	17.7	13.6	26.4	30.4

Net earnings (loss) from continuing operations	$17.7	$(14.5)	$14.7	$5.5
(Loss) from discontinued operations, net of tax of $0.2	—	—	—	(0.4)

Net earnings (loss)	$17.7	$(14.5)	$14.7	$5.1

Net earnings (loss) per share of common stock, continuing operations:
Basic	$0.44	$(0.36)	$0.36	$0.14
Diluted	$0.43	$(0.36)	$0.36	$0.14
(Loss) per share of common stock, discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net earnings (loss) per share of common stock:
Basic	$0.44	$(0.36)	$0.36	$0.13
Diluted	$0.43	$(0.36)	$0.36	$0.13
Average number of common shares outstanding:
Basic	40.5	40.5	40.5	40.5
Diluted	40.7	40.5	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$460.1	$515.9
Accounts and notes receivable, net	386.8	336.1
Inventories, net	511.2	535.1
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	77.2	72.5

Total current assets	1,457.9	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,539.6 and $1,540.7, respectively	1,155.7	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	482.3	480.9
Investment in affiliates	80.0	72.5
Goodwill, net	134.3	136.0
Other intangibles, net	71.1	76.0
Deferred income taxes, noncurrent	943.8	941.6
Other noncurrent assets	119.9	122.6

Total assets	$4,533.8	$4,609.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$30.1	$11.1
Current installments of long-term debt	6.9	8.2
Accounts payable and accrued expenses	381.9	447.4
Income tax payable	29.8	20.3
Deferred income taxes	1.1	1.1

Total current liabilities	449.8	488.1
Liabilities subject to compromise	4,866.8	4,866.2
Long-term debt, less current installments	24.8	29.2
Postretirement and postemployment benefit liabilities	261.2	262.6
Pension benefit liabilities	232.5	258.9
Other long-term liabilities	82.4	87.6
Deferred income taxes, noncurrent	19.2	19.2
Minority interest in subsidiaries	9.3	9.3

Total noncurrent liabilities	5,496.2	5,533.0
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,003.9)	(1,018.6)
Accumulated other comprehensive income	27.6	42.8
Less common stock in treasury, at cost 2005 – 11,212,141 shares and 2004 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,412.2)	(1,411.7)

Total liabilities and shareholders’ equity	$4,533.8	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and June 30	$167.7		$167.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,018.6)		$(937.8)
Net earnings for period	14.7	$14.7	5.1	$5.1

Balance at June 30	$(1,003.9)		$(932.7)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(14.6)		(6.0)
Derivative (loss)/gain, net	(2.9)		0.4
Minimum pension liability adjustments	2.3		0.2

Total other comprehensive (loss)	(15.2)	(15.2)	(5.4)	(5.4)

Balance at June 30	$27.6		$37.9

Comprehensive (loss)		$(0.5)		$(0.3)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,412.2)		$(1,330.5)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$14.7	$5.1
Adjustments to reconcile net earnings to net cash (used for)/provided by operating activities:
Depreciation and amortization	72.0	70.1
Deferred income taxes	(0.4)	(0.2)
Equity (earnings) from affiliates, net	(18.5)	(17.2)
Chapter 11 reorganization costs, net	3.0	4.3
Chapter 11 reorganization costs payments	(5.9)	(10.5)
Restructuring charges, net of reversals	15.6	3.1
Restructuring payments	(19.9)	(1.6)
Goodwill impairment	—	60.0
Asbestos-related insurance recoveries	—	4.5
Cash effect of hedging activities	(0.8)	7.0
Increase (decrease) in cash from change in:
Receivables	(67.2)	(69.2)
Inventories	5.5	(24.4)
Other current assets	2.5	3.2
Other noncurrent assets	(14.9)	(14.0)
Accounts payable and accrued expenses	(15.0)	35.6
Income taxes payable	9.6	(19.5)
Other long-term liabilities	(8.0)	6.2
Other, net	(1.9)	(3.8)

Net cash (used for)/provided by operating activities	(29.6)	38.7

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(54.4)	(38.6)
Distributions from equity affiliates	11.0	—
Proceeds from the sale of assets	4.6	1.2

Net cash (used for) investing activities	(38.8)	(37.4)

Cash flows from financing activities:
Increase in short-term debt, net	22.0	13.5
Payments of long-term debt	(3.1)	(3.6)
Other, net	—	(0.3)

Net cash provided by financing activities	18.9	9.6

Effect of exchange rate changes on cash and cash equivalents	(6.3)	(0.9)

Net (decrease)/increase in cash and cash equivalents	(55.8)	10.0
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$460.1	$494.3

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2004, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Operating results for the second quarter and first six months of 2005 and the corresponding periods of 2004 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were made to the condensed consolidated statement of earnings and primarily consisted of reclassifying 2004 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations.

There would have been no effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation in 2005 or 2004.

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 14 under “Asbestos-Related Litigation”.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these have been specifically assumed and others have been specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization which it has proposed, as described below, AWI has indicated the other executory contracts and unexpired leases that it intends to assume or reject upon consummation of the plan; any not specifically assumed under the plan will be rejected upon consummation of the plan. Parties having claims as a result of the rejection of a contract may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR.

In order for the POR to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR.

Recent Developments and Next Steps in the Chapter 11 Process

Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. On April 28, 2005 the court granted the motion. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 14). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos PI Trust.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

In accordance with the “524(g) injunction” to be issued if the POR goes into effect various entities would be protected from such present and future AWI asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 14 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has six employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Consideration to Be Distributed under the POR (unaudited)

The Asbestos PI Trust and the holders of allowed unsecured claims would share in the following consideration to be distributed under the POR:

•	AWI’s “Available Cash,” which is defined in the POR as:

•	Cash available on the effective date of the POR after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR, and certain other amounts authorized or directed by the Court, would be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes would be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI would use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are expected to yield net

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of Plan Notes. These Plan Notes would consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche would be issued to the Asbestos PI Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, would receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes would be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	would permit the purchase of 5% of the common stock of reorganized Armstrong on a fully diluted basis, upon exercise of all the Warrants;

•	would be exercisable at any time during the seven years after the effective date of the POR; and

•	would permit the purchase of shares at an exercise price of $37.50, which is equal to 125% of the $30.00 per share equity value of reorganized Armstrong, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Bankruptcy Court-approved disclosure statement for the POR (as further described below).

Whether any value would be realized from the Warrants would depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that would be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below. As discussed above, however, on February 23, 2005, the U.S. District Court entered an order denying confirmation of the POR. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

The total value of the consideration to be distributed to the Asbestos PI Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) would total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) would receive a recovery having a value equal to approximately 59.5% of their allowed claims.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants would be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which would then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI would voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders on January 7, 2004, the Plan of Dissolution was approved. The POR provides that AWI would pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution,

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Approximately 4,800 proofs of claim (including late-filed claims) totaling approximately $6.3 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,200 claims totaling $2.7 billion. The Bankruptcy Court disallowed these claims with prejudice.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance.

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 14.

Approximately 1,100 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. This difference could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. As of June 30, 2005, AWI had approximately $43.5 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2005, AWI had $283.0 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 14 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June of 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Professional fees	$3.3	$2.7	$7.1	$6.0
Interest income, post-Filing	(2.4)	(0.9)	(4.3)	(1.7)
Adjustments to pre-Filing liabilities	0.1	—	0.1	—
Other expense directly related to bankruptcy, net	—	—	0.1	—

Total Chapter 11 reorganization costs, net	$1.0	$1.8	$3.0	$4.3

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

If and when the POR is confirmed and made effective, reorganized AWI’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh start accounting rules of SOP 90-7.

Conclusion

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to external customers
Resilient Flooring	$317.6	$321.9	$602.5	$626.0
Wood Flooring	214.6	214.1	404.7	411.5
Textiles and Sports Flooring	68.8	65.1	131.7	127.4
Building Products	262.7	247.3	516.3	477.3
Cabinets	55.3	55.1	104.5	106.3

Total sales to external customers	$919.0	$903.5	$1,759.7	$1,748.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Segment operating income (loss)
Resilient Flooring	$(3.9)	$(39.1)	$(13.5)	$(24.1)
Wood Flooring	19.9	21.1	28.7	31.4
Textiles and Sports Flooring	(0.5)	(1.7)	(6.4)	(3.6)
Building Products	37.6	38.4	72.9	66.3
Cabinets	(3.3)	1.5	(9.2)	2.1
Unallocated Corporate (expense)	(13.2)	(18.2)	(28.2)	(29.3)

Total consolidated operating income	$36.6	$2.0	$44.3	$42.8

	June 30, 2005	December 31, 2004
Segment assets
Resilient Flooring	$721.4	$737.9
Wood Flooring	643.1	663.6
Textiles and Sports Flooring	209.6	218.1
Building Products	599.3	596.3
Cabinets	102.1	102.2

Total segment assets	2,275.5	2,318.1
Assets not assigned to segments	2,258.3	2,291.3

Total consolidated assets	$4,533.8	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 14 for further discussion of AWI’s asbestos liability.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Liabilities subject to compromise at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.6	58.9
Prepetition other payables and accrued interest	71.3	70.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.8	$4,866.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.6 million and $43.1 million in the second quarter and first six months of 2005, respectively, and $21.7 million and $43.4 million in the second quarter and the first six months of 2004, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. DISCONTINUED OPERATIONS

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During the first quarter of 2004, AHI recorded a net loss of $0.4 million for an environmental indemnification related to this divestiture. This adjustment was classified as discontinued operations since the original divestiture was reported as discontinued operations.

NOTE 6. INVENTORIES

	June 30, 2005	December 31, 2004
Finished goods	$336.9	$362.9
Goods in process	48.5	49.3
Raw materials and supplies	192.0	212.8
Less LIFO and other reserves	(66.2)	(89.9)

Total inventories, net	$511.2	$535.1

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates of $80.0 million at June 30, 2005 reflected the equity interest in our 50% investment in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). The balance increased $7.5 million from December 31, 2004, primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$79.8	$80.8	$152.4	$141.7
Gross profit	25.3	25.5	46.0	42.9
Net earnings	20.4	19.6	36.5	31.8

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the changes in goodwill for the first six months of 2005.

	January 1, 2005	Adjustments, net(1)	Impairments	June 30, 2005
Goodwill by segment
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.7)	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.7)	—	$134.3

(1)	Consists of the effects of foreign exchange.

During the second quarter of 2004, we recorded a $60 million goodwill impairment charge in our European resilient flooring unit. This charge was caused by continued significant operating losses, which lowered our financial projections for this business.

The following table details amounts related to intangible assets as of June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$111.5	$72.9	$109.8	$66.4
Land use rights and other	4.4	1.1	4.4	1.0

Total	$115.9	$74.0	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.2

Other intangible assets, gross	$145.1		$143.4

Aggregate Amortization Expense
For the six months ended June 30, 2005		$8.6
For the six months ended June 30, 2004		$7.8

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $15.6 million and $3.1 million were recorded in the first six months of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)				Segment
	Three Months Ended June 30,		Six Months Ended June 30,
Action Title	2005	2004	2005	2004
Lancaster Plant	$4.3	—	$11.1	—	Resilient Flooring
Hoogezand	3.0	1.6	4.0	3.9	Building Products
North America SG&A	—	—	(0.1)	—	Resilient Flooring
Morristown	0.1	—	0.3	—	Cabinet Products
Searcy	—	—	0.1	—	Wood Flooring
Oss	—	—	0.2	—	Textiles & Sports Flooring
European consolidation	—	(0.5)	—	(0.8)	Resilient Flooring, Textiles & Sports Flooring

Total	$7.4	$1.1	$15.6	$3.1

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $11.1 million charge in 2005, $10.3 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.8 million is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $12.1 million related primarily to severance and pension related costs. We expect to incur an additional $27 million of restructuring charges starting in the second half of 2005 and continuing through 2008, with the majority of charges to be incurred in 2005 and 2006. Additionally, we recorded $3.7 million of accelerated depreciation and $1.8 million of other related costs in the first six months of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $14.9 million, and expect to incur an additional $3.7 million, all in the remainder of 2005. Additionally, we recorded $0.5 million and $1.4 million of accelerated depreciation in cost of goods sold in the first six months of 2005 and 2004, respectively. We also recorded $0.5 million of other related costs in cost of goods sold in the first six months of 2005.

North America SG&A: The 2005 net reversal of $0.1 million was related to Resilient Flooring and was recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.3 million of related shutdown costs and expect to incur an additional $0.2 million of shutdown costs in the remainder of 2005. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges.

Oss: The 2005 charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We incurred project-to-date restructuring charges of $4.9 million and do not expect to incur any additional costs in the future.

European consolidation: The net reversals in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Resilient Flooring ($0.5 million) and Textiles and Sports Flooring ($0.3 million) segments.

The following table summarizes activity in the restructuring accruals for the first six months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(19.9)	$5.3	$(0.9)	$9.3
2004	10.0	(1.6)	3.1	0.1	11.6

The amount in “other” for 2005 and 2004 is related to the effects of foreign exchange.

Of the June 30, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of June 30, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations before income taxes	$35.4	$(0.9)	$41.1	$35.9
Income tax expense	17.7	13.6	26.4	30.4
Effective tax rate	50.0%	—	64.2%	84.7%

Incorporating certain foreign losses of $10.5 million and $24.3 million for the second quarter and first six months of 2005, respectively, and an increased valuation allowance to reduce tax benefits previously recorded in Germany, results in adjusted tax rates of 37.4% and 37.3% for the second quarter and first six months of 2005. No foreign tax benefit was realized on the foreign losses as we provided a full valuation allowance.

Excluding the nontaxable goodwill impairment loss, the effective tax rates for the second quarter and first six months of 2004 were 23.0% and 31.7%, respectively. These rates are lower than the statutory U.S. federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits. During the second quarter of 2004, the IRS completed the audit for the years 2000 and 2001 resulting in a favorable conclusion regarding the deductibility of certain chapter 11 related costs and other issues.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after we perform detailed projections of available cash at our significant foreign locations. We expect to complete this evaluation during the third quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $100 million. The related potential range of income tax expense is between zero and $6 million.

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the AJCA to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109.

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.1	$5.8	$12.3	$11.6
Interest cost on projected benefit obligation	23.9	22.9	47.9	45.7
Expected return on plan assets	(39.5)	(37.0)	(79.0)	(73.9)
Amortization of prior service cost	4.2	4.4	8.3	8.7
Recognized net actuarial loss	0.4	0.4	0.8	0.8

Net periodic pension (credit)	$(4.9)	$(3.5)	$(9.7)	$(7.1)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.6	$1.4	$1.3
Interest cost on projected benefit obligation	5.2	5.5	10.3	11.0
Amortization of prior service benefit	(1.4)	(1.4)	(2.8)	(2.8)
Recognized net actuarial loss	3.0	2.5	6.0	4.9

Net periodic postretirement benefit cost	$7.5	$7.2	$14.9	$14.4

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.2	$5.2	$4.7
Interest cost on projected benefit obligation	5.5	5.2	11.2	10.5
Expected return on plan assets	(4.0)	(3.6)	(8.1)	(7.3)
Amortization of transition obligation	(0.1)	—	(0.1)	—
Amortization of prior service cost	0.1	—	0.1	0.1
Recognized net actuarial loss	0.5	0.1	1.0	0.2

Net periodic pension cost	$4.6	$3.9	$9.3	$8.2

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of June 30, 2005, $14.7 million of contributions have been made. We presently anticipate contributing an additional $10.9 million to fund our non-U.S. pension plans in 2005 for a total of $25.6 million.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(17.8)	(18.9)
Current year warranty accruals	17.6	18.7
Preexisting warranty accrual changes	(0.2)	(0.6)
Effects of foreign exchange translation	(0.9)	(0.2)

Balance at June 30	$21.3	$24.5

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2005	2004
Interest paid	$1.0	$0.7
Income taxes paid, net	$15.8	$50.3

NOTE 14. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

Prior to December 6, 2000, AWI, the major operating subsidiary of AHI, had been named as a defendant in personal injury cases and property damage cases related to asbestos-containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability.

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities will not be resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”), which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 2 regarding AWI’s Chapter 11 proceeding.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, and December 3, 2004, and is referred to in this report as the “POR”.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 2 for further discussion of AWI’s Chapter 11 process.

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos would be channeled to the Asbestos PI Trust.

In accordance with the 524(g) injunction if the POR goes into effect, various entities would be protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims would not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has six employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and remaining excess insurance asset is nonproducts (general liability) insurance for personal injury claims. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The $1.6 million claimed for these costs and fees is in dispute. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of June 30, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first six months of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first six months of 2005 but received $4.5 million during the first six months of 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. On May 26, 2005 the bill was reported out of committee and is currently awaiting consideration from the full Senate. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law, AWI’s recorded asbestos liability would likely be materially reduced from the $3.2 billion amount currently implied by the POR, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, the POR would no longer provide an appropriate framework for a reorganization of AWI, and AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no provision is currently included under the POR), and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if the POR will be confirmed by the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has recently promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 28 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. Additionally, the Chapter 11 Case also may affect the ultimate amount of such contributions.

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the EPA expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case. Accordingly, claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to sites with multiple PRPs. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights do not survive Chapter 11, there does not appear to be controlling judicial precedent that these injunctive rights are dischargeable. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be dischargeable even though the financial impact to AWI would be the same in both instances.

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. On April 8, 2005, AWI and EPA filed a joint motion with the bankruptcy court seeking approval of the Settlement Agreement. On April 29, 2005, Liberty Mutual Insurance Company and Travelers Indemnity Company and Travelers Casualty and Surety Company filed objections to the joint motion with the bankruptcy court. The bankruptcy court has not yet ruled on the motion or the objections.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

(including protection against common law and statutory contribution claims by AWI against OC) and a covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $26.5 million and $28.0 million at June 30, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.5 million of the June 30, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at June 30, 2005 and $2.4 million at December 31, 2004.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

BREACH OF CONTRACT CLAIM

Since 2003, we have been pursuing a breach of contract claim against a former laminate flooring supplier in Europe. An arbitration hearing was held in March 2005. On July 29, 2005, the tribunal communicated that it intends to rule in Armstrong’s favor. A hearing to address an award amount has been scheduled in September 2005. At this time, we are uncertain of the amount that will be awarded to and/or ultimately received by Armstrong.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, legal fees and costs, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 15. EARNINGS PER SHARE

The diluted loss per share in certain periods is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of June 30, 2005, the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report dated March 14, 2005 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 1, 2005

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$919.0	$903.5	$1,759.7	$1,748.5
Cost of goods sold	718.2	687.1	1,380.7	1,347.5

Gross profit	200.8	216.4	379.0	401.0
Selling, general and administrative expenses	167.4	163.1	338.0	311.0
Goodwill impairment	—	60.0	—	60.0
Restructuring charges, net	7.4	1.1	15.6	3.1
Equity (earnings) from joint venture	(10.2)	(9.8)	(18.3)	(15.9)

Operating income	36.2	2.0	43.7	42.8
Interest expense (unrecorded contractual interest of $21.6, $21.7, $43.1, $43.4)	2.0	2.0	4.2	4.1
Other non-operating expense	0.3	0.9	0.3	1.8
Other non-operating (income)	(2.1)	(1.8)	(4.3)	(3.3)
Chapter 11 reorganization costs, net	1.0	1.8	3.0	4.3

Earnings (loss) from continuing operations before income taxes	35.0	(0.9)	40.5	35.9
Income tax expense	17.7	13.6	26.4	30.4

Net earnings (loss) from continuing operations	$17.3	$(14.5)	$14.1	$5.5
(Loss) from discontinued operations, net of tax of $0.2	—	—	—	(0.4)

Net earnings (loss)	$17.3	$(14.5)	$14.1	$5.1

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2005
		December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$460.1	$515.9
Accounts and notes receivable, net	386.8	336.1
Inventories, net	511.2	535.1
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	77.2	72.5

Total current assets	1,457.9	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,539.6 and $1,540.7, respectively	1,155.7	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	482.3	480.9
Investment in affiliates	80.0	72.5
Goodwill, net	134.3	136.0
Other intangibles, net	71.1	76.0
Deferred income taxes, noncurrent	943.8	941.6
Other noncurrent assets	119.9	122.6

Total assets	$4,533.8	$4,609.4

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$30.1	$11.1
Current installments of long-term debt	6.9	8.2
Accounts payable and accrued expenses	381.9	447.4
Short term amounts due to affiliates	13.4	13.3
Income tax payable	25.3	15.3
Deferred income taxes	1.1	1.1

Total current liabilities	458.7	496.4
Liabilities subject to compromise	4,871.5	4,870.9
Long-term debt, less current installments	24.8	29.2
Postretirement and postemployment benefit liabilities	261.2	262.6
Pension benefit liabilities	232.5	258.9
Other long-term liabilities	82.4	87.6
Deferred income taxes, noncurrent	19.8	19.8
Minority interest in subsidiaries	9.3	9.3

Total noncurrent liabilities	5,501.5	5,538.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(1,007.8)	(1,021.9)
Accumulated other comprehensive income	27.6	42.8
Less common stock in treasury, at cost 2005 and 2004 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,426.4)	(1,425.3)

Total liabilities and shareholder’s equity	$4,533.8	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.6		$172.7
Stock issuances and other	—		0.2

Balance at June 30	$172.6		$172.9

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,021.9)		$(942.2)
Net earnings for period	14.1	$14.1	5.1	$5.1

Balance at June 30	$(1,007.8)		$(937.1)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(14.6)		(6.0)
Derivative (loss)/gain, net	(2.9)		0.4
Minimum pension liability adjustments	2.3		0.2

Total other comprehensive (loss)	(15.2)	(15.2)	(5.4)	(5.4)

Balance at June 30	$27.6		$37.9

Comprehensive (loss)		$(1.1)		$(0.3)

Less treasury stock at cost:
Balance at beginning of year and June 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,426.4)		$(1,345.1)

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$14.1	$5.1
Adjustments to reconcile net earnings to net cash (used for)/provided by operating activities:
Depreciation and amortization	72.0	70.1
Deferred income taxes	(0.4)	(0.2)
Equity (earnings) from affiliates, net	(18.5)	(17.2)
Chapter 11 reorganization costs, net	3.0	4.3
Chapter 11 reorganization costs payments	(5.9)	(10.5)
Restructuring charges, net of reversals	15.6	3.1
Restructuring payments	(19.9)	(1.6)
Goodwill impairment	—	60.0
Asbestos-related insurance recoveries	—	4.5
Cash effect of hedging activities	(0.8)	7.0
Increase (decrease) in cash from change in:
Receivables	(67.2)	(69.2)
Inventories	5.5	(24.4)
Other current assets	2.5	3.2
Other noncurrent assets	(14.9)	(14.0)
Accounts payable and accrued expenses	(15.0)	35.6
Income taxes payable	10.2	(19.5)
Other long-term liabilities	(8.0)	6.2
Other, net	(1.9)	(3.8)

Net cash (used for)/provided by operating activities	(29.6)	38.7

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(54.4)	(38.6)
Distributions from equity affiliates	11.0	—
Proceeds from the sale of assets	4.6	1.2

Net cash (used for) investing activities	(38.8)	(37.4)

Cash flows from financing activities:
Increase in short-term debt, net	22.0	13.5
Payments of long-term debt	(3.1)	(3.6)
Other, net	—	(0.3)

Net cash provided by financing activities	18.9	9.6

Effect of exchange rate changes on cash and cash equivalents	(6.3)	(0.9)

Net (decrease)/increase in cash and cash equivalents	(55.8)	10.0
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$460.1	$494.3

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2004, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These financial statements are prepared in accordance with generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market changes, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon considering relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Operating results for the second quarter and first six months of 2005 and the corresponding periods of 2004 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were made to the condensed consolidated statement of earnings and primarily consisted of reclassifying 2004 amounts from other non-operating income and other non-operating expense to selling, general and administrative (“SG&A”) expense and discontinued operations.

There would have been no effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation in 2005 or 2004.

NOTE 2. CHAPTER 11 REORGANIZATION

Proceedings under Chapter 11

On December 6, 2000, AWI, the major operating subsidiary of AHI, filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). The Chapter 11 cases are being jointly

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

administered under case number 00-4471 (the “Chapter 11 Case”). Shortly after its commencement, the Chapter 11 Case was assigned to Judge Randall J. Newsome. His appointment as a visiting judge in the District of Delaware ended on December 31, 2003. On January 6, 2004, the Chapter 11 Case was reassigned to Judge Judith K. Fitzgerald.

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 14 under “Asbestos-Related Litigation”.

AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, AWI is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against AWI that arose prior to the date of the Filing unless specifically authorized by the Bankruptcy Court. In addition, as a debtor-in-possession, AWI has the right, subject to the Bankruptcy Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. Some of these have been specifically assumed and others have been specifically rejected already in the course of the Chapter 11 Case. In the plan of reorganization which it has proposed, as described below, AWI has indicated the other executory contracts and unexpired leases that it intends to assume or reject upon consummation of the plan; any not specifically assumed under the plan will be rejected upon consummation of the plan. Parties having claims as a result of the rejection of a contract may file claims with the Bankruptcy Court, which will be dealt with as part of the Chapter 11 Case.

Three creditors’ committees, one representing asbestos personal injury claimants (the “Asbestos Personal Injury Claimants’ Committee”), one representing asbestos property damage claimants (the “Asbestos Property Damage Committee”), and the other representing other unsecured creditors (the “Unsecured Creditors’ Committee”), were appointed in the Chapter 11 Case. In addition, an individual was appointed to represent the interests of future asbestos personal injury claimants (the “Future Claimants’ Representative”). In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard on matters that come before the Bankruptcy Court in the Chapter 11 Case. Upon resolution of all asbestos property damage claims, the Asbestos Property Damage Committee was disbanded.

Plan of Reorganization and Disclosure Statement

On November 4, 2002, AWI filed a Plan of Reorganization with the Bankruptcy Court. Subsequently, AWI filed several amendments to the plan, along with various exhibits. The Fourth Amended Plan of Reorganization, with certain exhibits, was filed on May 23, 2003 and, as so amended and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004, is referred to in this report as the “POR”. The POR provides for AWI to continue to conduct its existing lines of business with a reorganized capital structure under which, among other things, its existing shares of stock will be cancelled and new common shares and notes will be issued to its unsecured creditors and to a trust, as further discussed below, to be established under the POR for the benefit of AWI’s current and future asbestos-related personal injury claimants, in full satisfaction of their claims against AWI. References in this report to “reorganized Armstrong” are to AWI as it would be reorganized under the POR, and its subsidiaries collectively. The POR excludes AWI’s Nitram and Desseaux subsidiaries, neither of which is material to Armstrong and which are pursuing separate resolutions of their Chapter 11 cases that are expected to result in the winding up of their affairs.

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results may vary significantly from those contemplated by the projections.

During 2003, the POR was submitted for a vote by AWI’s creditors for its approval. It was approved by each creditor class that was entitled to vote on the POR except the class of unsecured creditors. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the Plan and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR.

In order for the POR to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the POR, enter or affirm an order confirming the POR and issue the “524(g) injunction” which is part of the POR.

Recent Developments and Next Steps in the Chapter 11 Process

Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision (which is available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. On April 28, 2005 the court granted the motion. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 14). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

Asbestos Personal Injury Trust

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos will be channeled to the Asbestos PI Trust.

In accordance with the “524(g) injunction” to be issued if the POR goes into effect various entities would be protected from such present and future AWI asbestos-related personal injury claims. These entities

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 14 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has six employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims, that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Consideration to Be Distributed under the POR (unaudited)

The Asbestos PI Trust and the holders of allowed unsecured claims would share in the following consideration to be distributed under the POR:

•	AWI’s “Available Cash,” which is defined in the POR as:

•	Cash available on the effective date of the POR after reserving up to $100 million (as determined by AWI) to fund ongoing operations and making provisions for certain required payments under the POR,

•	Any cash drawn, at AWI’s sole discretion, under a credit facility to be established as provided by the POR for the purpose of funding distributions under the POR, and

•	Certain insurance proceeds related to environmental matters

However, proceeds received under any private offering of debt securities and/or secured term loan borrowings made, as permitted by the POR, in connection with consummation of the POR, and certain other amounts authorized or directed by the Court, would be excluded from the determination of Available Cash.

•	Plan Notes of AWI as further described below or net cash proceeds from any private offerings of debt securities issued in lieu thereof, and

•	Substantially all of the new common stock of AWI.

The total amount of Plan Notes would be the greater of (i) $1.125 billion less Available Cash and (ii) $775 million. However, AWI would use reasonable efforts to issue one or more private offerings of debt securities on, or as soon as practicable after, the Effective Date. These offerings are expected to yield net proceeds at least equal to the amount of the Plan Notes prescribed by the Plan. If the private offerings are successful, the Plan Notes would not be issued. If the offerings yield proceeds less than the amount of the Plan Notes prescribed by the Plan, Plan Notes equal to the difference will be issued. If only the Plan Notes are issued, reorganized Armstrong expects to issue an aggregate amount of $775 million of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Plan Notes. These Plan Notes would consist of (i) a tranche of notes with a seven-year maturity and a fixed interest rate, (ii) a tranche of notes with a ten-year maturity and a fixed interest rate and (iii) a tranche of floating rate notes with a maturity of not less than five years, but no more than ten years, structured in a manner similar to, and as liquid as, marketable bank debt which satisfy the requirements of the POR and are on terms and conditions that are satisfactory to AWI, the Asbestos Personal Injury Claimants’ Committee, and the Future Claimants’ Representative. To the extent Plan Notes of more than one type are issued, a pro rata share of each tranche would be issued to the Asbestos PI Trust and the holders of unsecured claims.

The POR provides that unsecured creditors, other than convenience creditors described below, would receive their pro rata share of:

•	34.43% of the new common stock of reorganized Armstrong,

•	34.43% of the first $1.05 billion of all the cash and Plan Notes to be distributed under the POR to unsecured creditors (other than convenience creditors) and the Asbestos PI Trust, in the form of:

•	Up to $300 million of Available Cash and

•	The balance in principal amount of Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes.

•	60% of the next $50 million of Available Cash but, if such Available Cash is less than $50 million, then 60% of the balance in Plan Notes or in net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes, and

•	34.43% of the remaining amount of any Available Cash and any Plan Notes up to the maximum amount of Plan Notes provided to be issued under the POR, or net cash proceeds from any private offerings of debt securities made in lieu of issuing such Plan Notes.

The remaining amount of new common stock of reorganized Armstrong, Available Cash and Plan Notes or net cash proceeds from any private offerings of debt securities made in lieu of issuing Plan Notes would be distributed to the Asbestos PI Trust.

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled. The POR provides for the distribution of warrants to purchase shares of reorganized Armstrong (the “Warrants”) to the holders of AWI’s existing common stock. The terms of the Warrants are provided in an exhibit to the POR. The Warrants:

•	would permit the purchase of 5% of the common stock of reorganized Armstrong on a fully diluted basis, upon exercise of all the Warrants;

•	would be exercisable at any time during the seven years after the effective date of the POR; and

•	would permit the purchase of shares at an exercise price of $37.50, which is equal to 125% of the $30.00 per share equity value of reorganized Armstrong, as agreed among the financial advisers for AWI, the Asbestos Personal Injury Claimants’ Committee, the Unsecured Creditors’ Committee, and the Future Claimants’ Representative, as set forth in the Bankruptcy Court-approved disclosure statement for the POR (as further described below).

Whether any value would be realized from the Warrants would depend on whether the market value of reorganized Armstrong’s new common stock reaches a value in excess of the exercise price of the Warrants during the period that they may be exercised.

AHI’s shareholders were not entitled to vote on the POR. However, AHI’s shareholders were sent the Disclosure Statement and POR. If the POR is implemented, the only value that would be available to AHI shareholders is their ratable share of the Warrants available upon the contemplated dissolution of AHI. See AHI’s Plan of Dissolution below. As discussed above, however, on February 23, 2005, the U.S. District Court entered an order denying confirmation of the POR. In the court’s decision (which is

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

available at www.armstrongplan.com), the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

Valuation of Consideration to be Distributed under the POR (unaudited)

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust, holders of allowed unsecured claims and AWI’s existing common stock, is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value;

•	Available Cash of approximately $350 million that AWI expects to have; and

•	Warrants with an estimated value of between $35 million and $40 million.

The total value of the consideration to be distributed to the Asbestos PI Trust, other than rights under asbestos non-product liability insurance policies, has been estimated to be approximately $1.8 billion, and the total value of consideration to be distributed to holders of allowed unsecured claims (other than convenience claims) has been estimated to be approximately $0.9 billion. Based upon the estimated value of the POR consideration, and upon AWI’s estimate that unsecured claims allowed by the Bankruptcy Court (other than convenience claims) would total approximately $1.65 billion, AWI estimated that holders of allowed unsecured claims (other than convenience claims) would receive a recovery having a value equal to approximately 59.5% of their allowed claims.

AHI’s Plan of Dissolution, Winding Up and Distribution (“Plan of Dissolution”)

In connection with the implementation of the POR, the Warrants would be issued to AHI (or a wholly-owned subsidiary of AHI). The Board of Directors of AHI has determined that it is not practicable for AHI to continue in operation as an on-going business owning the Warrants, which would then be AHI’s only asset. Accordingly, the Board of Directors of AHI approved and recommended to AHI shareholders the Plan of Dissolution, whereby AHI would voluntarily dissolve and wind up its affairs in accordance with Pennsylvania law and, subject to completion of AHI’s winding up (including the satisfaction of any liabilities of AHI), distribute any remaining Warrants to the shareholders. At a special meeting of AHI shareholders on January 7, 2004, the Plan of Dissolution was approved. The POR provides that AWI would pay the costs and expenses incurred in connection with administering AHI’s Plan of Dissolution.

Common Stock and Debt Securities

As a result of AWI filing the Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”) and two debt securities of AWI (traded under the ticker symbols “AKK” and “ACK 08”). AHI’s common stock resumed trading in the over-the-counter (OTC) Bulletin Board under the ticker symbol “ACKHQ” and one of AWI’s debt securities resumed trading under the ticker symbol “AKKWQ”.

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) has been rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Approximately 4,800 proofs of claim (including late-filed claims) totaling approximately $6.3 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

In its ongoing review of the filed claims, AWI to date has objected to approximately 2,200 claims totaling $2.7 billion. The Bankruptcy Court disallowed these claims with prejudice.

During the first six months of 2003, AWI settled all of the approximately 460 remaining property damage claims that alleged damages of $800 million, for approximately $9 million. Payments to claimants were made during the third quarter of 2003 and were funded by insurance.

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 14.

Approximately 1,100 claims totaling approximately $1.6 billion alleging a right to payment for financing, environmental, trade debt and other claims remain. For these categories of claims, AWI has previously recorded approximately $1.6 billion in liabilities.

AWI has recorded liability amounts for claims that can be reasonably estimated and which it does not contest or believes are probable of being allowed by the Bankruptcy Court. The final value of all the claims that will ultimately be allowed by the Bankruptcy Court is not known at this time. However, it is likely the value of the claims ultimately allowed by the Bankruptcy Court will be different than amounts presently recorded by AWI. This difference could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. As of June 30, 2005, AWI had approximately $43.5 million in letters of credit, which were issued pursuant to the DIP Facility. As of June 30, 2005, AWI had $283.0 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at June 30, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 14 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through June of 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Professional fees	$3.3	$2.7	$7.1	$6.0
Interest income, post-Filing	(2.4)	(0.9)	(4.3)	(1.7)
Adjustments to pre-Filing liabilities	0.1	—	0.1	—
Other expense directly related to bankruptcy, net	—	—	0.1	—

Total Chapter 11 reorganization costs, net	$1.0	$1.8	$3.0	$4.3

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, AWI may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

If and when the POR is confirmed and made effective, reorganized AWI’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh start accounting rules of SOP 90-7.

Conclusion

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to external customers
Resilient Flooring	$317.6	$321.9	$602.5	$626.0
Wood Flooring	214.6	214.1	404.7	411.5
Textiles and Sports Flooring	68.8	65.1	131.7	127.4
Building Products	262.7	247.3	516.3	477.3
Cabinets	55.3	55.1	104.5	106.3

Total sales to external customers	$919.0	$903.5	$1,759.7	$1,748.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Segment operating income (loss)
Resilient Flooring	$(3.9)	$(39.1)	$(13.5)	$(24.1)
Wood Flooring	19.9	21.1	28.7	31.4
Textiles and Sports Flooring	(0.5)	(1.7)	(6.4)	(3.6)
Building Products	37.6	38.4	72.9	66.3
Cabinets	(3.3)	1.5	(9.2)	2.1
Unallocated Corporate (expense)	(13.6)	(18.2)	(28.8)	(29.3)

Total consolidated operating income	$36.2	$2.0	$43.7	$42.8

	June 30, 2005	December 31, 2004
Segment assets
Resilient Flooring	$721.4	$737.9
Wood Flooring	643.1	663.6
Textiles and Sports Flooring	209.6	218.1
Building Products	599.3	596.3
Cabinets	102.1	102.2

Total segment assets	2,275.5	2,318.1
Assets not assigned to segments	2,258.3	2,291.3

Total consolidated assets	$4,533.8	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 14 for further discussion of AWI’s asbestos liability.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Liabilities subject to compromise at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.6	58.9
Prepetition other payables and accrued interest	71.3	70.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,871.5	$4,870.9

(2)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.6 million and $43.1 million in the second quarter and first six months of 2005, respectively, and $21.7 million and $43.4 million in the second quarter and the first six months of 2004, respectively.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. DISCONTINUED OPERATIONS

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During the first quarter of 2004, AHI recorded a net loss of $0.4 million for an environmental indemnification related to this divestiture. This adjustment was classified as discontinued operations since the original divestiture was reported as discontinued operations.

NOTE 6. INVENTORIES

	June 30, 2005	December 31, 2004
Finished goods	$336.9	$362.9
Goods in process	48.5	49.3
Raw materials and supplies	192.0	212.8
Less LIFO and other reserves	(66.2)	(89.9)

Total inventories, net	$511.2	$535.1

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates of $80.0 million at June 30, 2005 reflected the equity interest in our 50% investment in our WAVE joint venture and our remaining 35% interest in Interface Solutions, Inc. (“ISI”). The balance increased $7.5 million from December 31, 2004, primarily due to our equity interest in WAVE’s earnings. Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$79.8	$80.8	$152.4	$141.7
Gross profit	25.3	25.5	46.0	42.9
Net earnings	20.4	19.6	36.5	31.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the changes in goodwill for the first six months of 2005.

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	June 30, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.7)	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.7)	—	$134.3

(1)	Consists of the effects of foreign exchange.

During the second quarter of 2004, we recorded a $60 million goodwill impairment charge in our European resilient flooring unit. This charge was caused by continued significant operating losses, which lowered our financial projections for this business.

The following table details amounts related to intangible assets as of June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$111.5	$72.9	$109.8	$66.4
Land use rights and other	4.4	1.1	4.4	1.0

Total	$115.9	$74.0	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.2		$29.2

Other intangible assets, gross	$145.1		$143.4

Aggregate Amortization Expense
For the six months ended June 30, 2005		$8.6
For the six months ended June 30, 2004		$7.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $15.6 million and $3.1 million were recorded in the first six months of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)
	Three Months Ended June 30,		Six Months Ended June 30,
Action Title	2005	2004	2005	2004	Segment
Lancaster Plant	$4.3	—	$11.1	—	Resilient Flooring
Hoogezand	3.0	1.6	4.0	3.9	Building Products
North America SG&A	—	—	(0.1)	—	Resilient Flooring
Morristown	0.1	—	0.3	—	Cabinet Products
Searcy	—	—	0.1	—	Wood Flooring
Oss	—	—	0.2	—	Textiles & Sports Flooring
European consolidation	—	(0.5)	—	(0.8)	Resilient Flooring, Textiles & Sports Flooring

Total	$7.4	$1.1	$15.6	$3.1

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $11.1 million charge in 2005, $10.3 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.8 million is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $12.1 million related primarily to severance and pension related costs. We expect to incur an additional $27 million of restructuring charges starting in the second half of 2005 and continuing through 2008, with the majority of charges to be incurred in 2005 and 2006. Additionally, we recorded $3.7 million of accelerated depreciation and $1.8 million of other related costs in the first six months of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $14.9 million, and expect to incur an additional $3.7 million, all in the remainder of 2005. Additionally, we recorded $0.5 million and $1.4 million of accelerated depreciation in cost of goods sold in the first six months of 2005 and 2004, respectively. We also recorded $0.5 million of other related costs in cost of goods sold in the first six months of 2005.

North America SG&A: The 2005 net reversal of $0.1 million was related to Resilient Flooring and was recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.3 million of related shutdown costs and expect to incur an additional $0.2 million of shutdown costs in the remainder of 2005. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges.

Oss: The 2005 charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We incurred project-to-date restructuring charges of $4.9 million and do not expect to incur any additional costs in the future.

European consolidation: The net reversals in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Resilient Flooring ($0.5 million) and Textiles and Sports Flooring ($0.3 million) segments.

The following table summarizes activity in the restructuring accruals for the first six months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(19.9)	$5.3	$(0.9)	$9.3
2004	10.0	(1.6)	3.1	0.1	11.6

The amount in “other” for 2005 and 2004 is related to the effects of foreign exchange.

Of the June 30, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of June 30, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2005.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations before income taxes	$35.0	$(0.9)	$40.5	$35.9
Income tax expense	17.7	13.6	26.4	30.4
Effective tax rate	50.6%	—	65.2%	84.7%

Incorporating certain foreign losses of $10.5 million and $24.3 million for the second quarter and first six months of 2005, respectively, and an increased valuation allowance to reduce tax benefits previously recorded in Germany, results in adjusted tax rates of 37.4% and 37.3% for the second quarter and first six months of 2005. No foreign tax benefit was realized on the foreign losses as we provided a full valuation allowance.

Excluding the nontaxable goodwill impairment loss, the effective tax rates for the second quarter and first six months of 2004 were 23.0% and 31.7%, respectively. These rates are lower than the statutory U.S. federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits. During the second quarter of 2004, the IRS completed the audit for the years 2000 and 2001 resulting in a favorable conclusion regarding the deductibility of certain chapter 11 related costs and other issues.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after we perform detailed projections of available cash at our significant foreign locations. We expect to complete this evaluation during the third quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $100 million. The related potential range of income tax expense is between zero and $6 million.

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the AJCA to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109.

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.1	$5.8	$12.3	$11.6
Interest cost on projected benefit obligation	23.9	22.9	47.9	45.7
Expected return on plan assets	(39.5)	(37.0)	(79.0)	(73.9)
Amortization of prior service cost	4.2	4.4	8.3	8.7
Recognized net actuarial loss	0.4	0.4	0.8	0.8

Net periodic pension (credit)	$(4.9)	$(3.5)	$(9.7)	$(7.1)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.6	$1.4	$1.3
Interest cost on projected benefit obligation	5.2	5.5	10.3	11.0
Amortization of prior service benefit	(1.4)	(1.4)	(2.8)	(2.8)
Recognized net actuarial loss	3.0	2.5	6.0	4.9

Net periodic postretirement benefit cost	$7.5	$7.2	$14.9	$14.4

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.2	$5.2	$4.7
Interest cost on projected benefit obligation	5.5	5.2	11.2	10.5
Expected return on plan assets	(4.0)	(3.6)	(8.1)	(7.3)
Amortization of transition obligation	(0.1)	—	(0.1)	—
Amortization of prior service cost	0.1	—	0.1	0.1
Recognized net actuarial loss	0.5	0.1	1.0	0.2

Net periodic pension cost	$4.6	$3.9	$9.3	$8.2

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of June 30, 2005, $14.7 million of contributions have been made. We presently anticipate contributing an additional $10.9 million to fund our non-U.S. pension plans in 2005 for a total of $25.6 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(17.8)	(18.9)
Current year warranty accruals	17.6	18.7
Preexisting warranty accrual changes	(0.2)	(0.6)
Effects of foreign exchange translation	(0.9)	(0.2)

Balance at June 30	$21.3	$24.5

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2005	2004
Interest paid	$1.0	$0.7
Income taxes paid, net	$15.8	$50.3

NOTE 14. LITIGATION AND RELATED MATTERS

ASBESTOS-RELATED LITIGATION

Prior to December 6, 2000, AWI, the major operating subsidiary of AHI, had been named as a defendant in personal injury cases and property damage cases related to asbestos-containing products. On December 6, 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability.

Two of AWI’s domestic subsidiaries also commenced Chapter 11 proceedings at the time of the Filing. AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (Armstrong’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada and Armstrong DLW AG were not a part of the Filing and accordingly the liabilities, including asbestos-related liability if any, of such companies arising out of their own activities will not be resolved in AWI’s Chapter 11 Case except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI.

Asbestos-Related Personal Injury Claims

Prior to the Filing, AWI was a member of the Center for Claims Resolution (the “CCR”), which handled the defense and settlement of asbestos-related personal injury claims on behalf of its members. The CCR pursued broad-based settlements of asbestos-related personal injury claims under the Strategic Settlement Program (“SSP”) and had reached agreements with law firms that covered approximately 130,000 claims that named AWI as a defendant.

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 2 regarding AWI’s Chapter 11 proceeding.

During 2003, AWI and the other parties in its Chapter 11 Case reached agreement on a plan of reorganization that addresses how all of AWI’s pre-Filing liabilities are to be settled. Several amendments to the plan of reorganization were filed, culminating in the Fourth Amended Plan of Reorganization filed with the Bankruptcy Court on May 23, 2003, which was modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, and December 3, 2004, and is referred to in this report as the “POR”.

Before the POR may be implemented, it must be confirmed by order of the Bankruptcy Court and the U.S. District Court. In addition, consummation of the POR is subject to the satisfaction after confirmation of certain conditions, as provided by the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. A motion to dismiss the appeal was filed by the Committee of Unsecured Creditors on March 29, 2005. AWI is also reviewing other options to resolve its Chapter 11 Case. See Note 2 for further discussion of AWI’s Chapter 11 process.

A principal feature of the POR is the creation of a trust (the “Asbestos PI Trust”), pursuant to section 524(g) of the Bankruptcy Code, for the purpose of addressing AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of or other activities involving asbestos would be channeled to the Asbestos PI Trust.

In accordance with the 524(g) injunction if the POR goes into effect, various entities would be protected from such present and future asbestos-related personal injury claims. These entities include, among others, reorganized AWI, AHI, AWI’s subsidiaries and other affiliates (as defined in the POR), and their respective officers and directors. Upon emergence from Chapter 11, AWI would not have any responsibility for these claims (including claims against AWI based solely on its ownership of a subsidiary or other affiliate), nor would it participate in their resolution.

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the manufacturing, installation, distribution or other activities of AWI or are based solely on AWI’s ownership of the subsidiaries or other affiliates (as distinguished from independent activities of the subsidiaries or affiliates). Currently, three asbestos-related personal injury litigations against subsidiaries of AWI allegedly arising out of such independent activities are pending. These claims would not be channeled to the Asbestos PI Trust under the POR inasmuch as they do not involve activities of AWI. The subsidiaries deny liability and are aggressively defending the matters. AWI has not recorded any liability for these matters. Management does not expect that any sum that may have to be paid in connection with these matters will be material to Armstrong.

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has six employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes that neither AWI nor any of its subsidiaries or other affiliates is subject to any asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust and that are of a magnitude that, individually or collectively, would be material to reorganized Armstrong.

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at June 30, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Insurance Recovery Proceedings

A substantial portion of AWI’s primary and remaining excess insurance asset is nonproducts (general liability) insurance for personal injury claims. AWI has entered into settlements with a number of the carriers resolving its coverage issues. However, an alternative dispute resolution (“ADR”) procedure was commenced against certain carriers to determine the percentage of resolved and unresolved claims that are nonproducts claims, to establish the entitlement to such coverage and to determine whether and how much reinstatement of prematurely exhausted products hazard insurance is warranted. The nonproducts coverage potentially available is substantial and includes defense costs in addition to limits.

During 1999, AWI received preliminary decisions in the initial phases of the trial proceeding of the ADR, which were generally favorable to AWI on a number of issues related to insurance coverage. However, during the first quarter of 2001, a new trial judge was selected for the ADR. The new trial judge conducted hearings in 2001 and determined not to rehear matters decided by the previous judge. In the first quarter of 2002, the trial judge concluded the ADR trial proceeding with findings in favor of AWI on substantially all key issues. Liberty Mutual, the only insurer that is still a party to the ADR, appealed that final judgment. Appellate argument was held on March 11, 2003. On July 30, 2003, the appellate arbitrators ruled that AWI’s claims against certain Liberty Mutual policies were barred by the statute of limitations. The ruling did not address the merits of any of the other issues Liberty Mutual raised in its appeal. Based on that unfavorable ruling, AWI concluded that insurance assets of $73 million were no longer probable of recovery. AWI was also ordered to reimburse Liberty Mutual for certain costs and administration fees that Liberty Mutual incurred during the ADR. The $1.6 million claimed for these costs and fees is in dispute. Based upon an AWI request, the appellate panel held a rehearing on November 21, 2003. In January 2004, the appellate panel upheld its initial ruling. On February 4, 2004, AWI filed a motion in the U.S. District Court for the Eastern District of Pennsylvania to vacate the rulings of the appellate panel.

In July 2002, AWI filed a lawsuit against Liberty Mutual in the U.S. District Court for the Eastern District of Pennsylvania seeking, among other things, a declaratory judgment with respect to certain policy issues not subject to binding ADR. The U.S. District Court has not yet set a schedule to hear this matter.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

On June 13, 2003, the New Hampshire Insurance Department placed The Home Insurance Company (“Home”) under an order of liquidation. Less than $10 million of AWI’s recorded insurance asset is based on policies with Home, which management believes is probable of recovery. AWI filed a proof of claim against Home during June 2004. It is uncertain when AWI will receive proceeds from Home under these insurance policies.

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of June 30, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of June 30, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first six months of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first six months of 2005 but received $4.5 million during the first six months of 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. On May 26, 2005 the bill was reported out of committee and is currently awaiting consideration from the full Senate. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law, AWI’s recorded asbestos liability would likely be materially reduced from the $3.2 billion amount currently implied by the POR, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, the POR would no longer provide an appropriate framework for a reorganization of AWI, and AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no provision is currently included under the POR), and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if the POR will be confirmed by the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if the POR is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has recently promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 28 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies also identified as potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of the parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters. Additionally, the Chapter 11 Case also may affect the ultimate amount of such contributions.

Effects of Chapter 11

Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. AWI’s payments and remediation work on such sites for which AWI is a PRP is under review in light of the Chapter 11 Filing. The bar date for claims from the EPA expired during the third quarter of 2003. AWI received an unliquidated proof of claim from the EPA. Those environmental obligations that AWI has with respect to property that it owns or operates are likely to be unaffected by the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Chapter 11 Case. Therefore, AWI will be required to continue meeting its on-going environmental compliance obligations at the properties that AWI owns or operates. AWI will also be required to address the effects of any contamination at those sites, even if the contamination predated Chapter 11 Filing. In addition, AWI may be obligated to remedy the off-site impact of activities that occurred on the properties it owns and operates.

Monetary claims with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) may be discharged in AWI’s Chapter 11 Case. Accordingly, claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate would be subject to discharge, provided the claimant received proper notice of the bankruptcy and bar date. The same would be true for monetary claims by private parties, such as other PRPs with respect to sites with multiple PRPs. Under the POR, the Superfund sites at which AWI is alleged to be a PRP are being treated as unsecured liabilities subject to compromise. Other Superfund sites relate to entities that are not part of AWI’s Chapter 11 Case and therefore will not be discharged.

In addition to the right to sue for reimbursement of the money it spends, CERCLA also gives the federal government the right to sue for an injunction compelling a defendant to perform a cleanup. Several state statutes give similar injunctive rights to those States. While we believe such rights do not survive Chapter 11, there does not appear to be controlling judicial precedent that these injunctive rights are dischargeable. Thus, according to some cases, while a governmental agency’s right to require AWI to reimburse it for the costs of cleaning up a site may be dischargeable, the same government agency’s right to compel us to spend our money cleaning up the same site may not be dischargeable even though the financial impact to AWI would be the same in both instances.

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. Notice of the Settlement was published in the Federal Register on February 10, 2005, soliciting comment for 30 days. On April 8, 2005, AWI and EPA filed a joint motion with the bankruptcy court seeking approval of the Settlement Agreement. On April 29, 2005, Liberty Mutual Insurance Company and Travelers Indemnity Company and Travelers Casualty and Surety Company filed objections to the joint motion with the bankruptcy court. The bankruptcy court has not yet ruled on the motion or the objections.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its St. Helens, Oregon facility, as well as the adjacent Scappoose Bay. AWI has denied liability for Scappoose Bay, but has cooperated with the DEQ regarding its owned property. Other potentially responsible parties who are not yet subject to orders by the DEQ include former site owners Owens Corning (“OC”) and Kaiser Gypsum Company, Inc. (“Kaiser”). AWI has entered into an agreement with Kaiser for the sharing of costs and responsibilities with respect to the remedial investigation, feasibility study and remedy selection at the site. OC has entered into a settlement with the DEQ. Pursuant to the settlement, OC has made a lump sum payment to the DEQ in exchange for contribution protection (including protection against common law and statutory contribution claims by AWI against OC) and a

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

covenant not to sue. AWI has reached an agreement with the DEQ as to how these funds will be made available for the investigation and remediation of the site. AWI has recorded an environmental liability with respect to the investigation and feasibility study at its St. Helen’s facility, but not for Scappoose Bay because AWI continues to dispute responsibility for contamination of Scappoose Bay.

Summary of Financial Position

Liabilities of $26.5 million and $28.0 million at June 30, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.5 million of the June 30, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at June 30, 2005 and $2.4 million at December 31, 2004.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we believe that any sum we may have to pay in connection with environmental matters in excess of the amounts noted above would not have a material adverse effect on our financial condition, or liquidity, although the recording of future costs may be material to earnings in such future period.

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for all costs and potential damages related to the litigation.

BREACH OF CONTRACT CLAIM

Since 2003, we have been pursuing a breach of contract claim against a former laminate flooring supplier in Europe. An arbitration hearing was held in March 2005. On July 29, 2005, the tribunal communicated that it intends to rule in Armstrong’s favor. A hearing to address an award amount has been scheduled in September 2005. At this time, we are uncertain of the amount that will be awarded to and/or ultimately received by Armstrong.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, legal fees and costs, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware corporation), of all of the capital stock of AWI. The following discussion and analysis pertains to both Armstrong Holdings, Inc. and its subsidiaries and Armstrong World Industries, Inc. and its subsidiaries due to the lack of material differences in the financial statements, as explained in Note 1 of the Condensed Consolidated Financial Statements. Due to this lack of material differences, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” “us,” and “ourselves,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. Certain prior year amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors” and elsewhere in this Form 10-Q.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. Additionally, we reference operating income prior to the 2004 goodwill impairment. We believe that this non-GAAP reference provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the impact of foreign exchange rates and any goodwill impairments.

We maintain a Web site at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal), around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We operate 41 manufacturing plants in 12 countries, including 24 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in seven additional plants in five countries that produce suspension system (grid) products for our ceiling systems.

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

we increase our productivity each year – both in our plants and in our administration of the businesses.

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 14 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

Reportable Segments

Resilient Flooring — produces a broad range of floor coverings for homes and commercial and institutional buildings. Resilient Flooring products include vinyl sheet, vinyl tile, linoleum flooring and luxury vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs and colors. Many products offer reduced maintenance (no-wax). We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (pre-finished or unfinished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers principally under the brand names Bruce®, Hartco®, Robbins®, Timberland™ and Armstrong™.

Textiles and Sports Flooring (“TSF”) — produces carpeting and sports flooring products that are sold mainly in Europe. Carpeting products consist principally of carpet tiles and broadloom used in commercial applications and in the leisure and travel industry. Sports flooring products include artificial turf and other sports surfaces. Our TSF products are sold primarily through retailers, contractors, distributors and other industrial businesses.

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold through wholesalers and retailers (including large home centers), primarily in North America. Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and the WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong® and Bruce®.

We also report an Unallocated Corporate segment, which includes assets and expenses that have not been allocated to the business units.

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the second quarter and first six months:

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates
Three months ended June 30
Total Consolidated Net Sales	$919.0	$903.5	1.7%	0.1%
Operating Income	$36.6	$2.0	Favorable	Favorable
Goodwill Impairment	—	(60.0)

Operating Income prior to Goodwill Impairment	$36.6	$62.0	(41.0)%	(39.6)%
Net increase in cash and cash equivalents	$58.5	$58.2	0.5%
Six months ended June 30
Total Consolidated Net Sales	$1,759.7	$1,748.5	0.6%	(1.0)%
Operating Income	$44.3	$42.8	3.5%	6.2%
Goodwill Impairment	—	(60.0)

Operating Income prior to Goodwill Impairment	$44.3	$102.8	(56.9)%	(56.4)%
Net increase (decrease) in cash and cash equivalents	$(55.8)	$10.0	Unfavorable

In the second quarter of 2005 compared to the second quarter of 2004:

•	In the Americas, we experienced weak demand in Resilient Flooring, while demand in Wood Flooring was mixed. We continued to experience positive demand in Building Products.

•	Our sales performance in Europe increased, primarily due to favorable foreign exchange rates.

•	We incurred higher raw material costs for PVC resins but lumber prices declined.

•	We continued to incur significant expenses for cost reduction activities initiated in prior years.

•	Resilient Flooring recorded an operating loss primarily due to declining sales volume, increased costs to purchase raw materials and charges for cost reduction initiatives.

•	Wood Flooring’s operating income declined slightly.

•	Textiles and Sports Flooring reduced its operating loss.

•	Building Products operating income declined slightly although net sales increased.

•	Cabinets reported an operating loss primarily due to continued production inefficiencies and consulting costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the second quarter of 2005, these markets experienced the following:

•	In the North American residential market, housing activity remained strong. U.S. single family housing completions in the second quarter of 2005 were approximately 7% higher than in the second quarter of 2004 (our products tend to be installed towards the latter stages of the housing construction process). U.S. housing starts in the second quarter of 2005 were approximately 5% higher than the second quarter of 2004. Sales of existing homes increased approximately 4% in the second quarter of 2005 compared to the second quarter of 2004.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased approximately 9% in the second quarter of 2005 over sales levels in the second quarter of 2004. This was partially due to the continued momentum in existing home sales.

•	The North American commercial market continued to expand in the second quarter of 2005 in dollar terms with price inflation suggesting flat to slight growth in square footage. Industry statistics indicate continued marginal improvements for project starts in 2005 although the office market appears to have lost some momentum. While vacancy rates are at a three year low, office activity seems driven by leasing of existing space rather than new starts. Office-using employment is expanding and combined with lower vacancy rates may provide impetus for new starts over the next few quarters. Industry statistics indicate flat to slight growth in other key segments such as education and retail.

•	In Europe, we continued to experience largely soft market conditions in the Western European countries. The economic environment adversely impacted both price and volume in some of our businesses.

•	In Asia Pacific, we experienced strong market demand in India and moderated growth in China.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In 2005:

•	Our performance in fulfilling orders for the Cabinets business has been negatively affected by plant inefficiencies resulting from the transfer of production related to the Morristown plant shutdown.

Pricing Initiatives. During 2005 and 2004, changes in costs for raw materials, labor and labor-related expenses, energy and other areas led us to modify prices. These pricing initiatives positively impacted net sales in the first six months of 2005 compared to 2004. The most significant of these pricing actions were:

•	In Resilient Flooring, we announced price increases on selected European products effective July 1, 2005. We also increased prices for selected U.S. products several times since the second quarter of 2004. We have made price concessions for certain products and geographical regions to respond to competitive conditions.

•	In Wood Flooring, price changes have been implemented to reflect raw material cost changes and in response to competitive conditions. For example, in 2004, selling prices were increased on solid wood products in response to increased lumber costs. In 2005, we decreased selling prices on solid wood products in response to declining lumber prices.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	In Building Products, we announced numerous price increases since the second quarter of 2004 in reaction to inflationary costs pressures.

•	In Cabinets, we increased prices effective in June 2004 and again in the first quarter of 2005.

In certain cases, price increases actually realized were less than the announced price increases because we had to adjust to competitive actions and changing market conditions.

The pricing actions described above positively impacted consolidated net sales in the second quarter of 2005 by approximately $7 million and in the first six months of 2005 by approximately $22 million, when compared to the same periods of 2004.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, increased its purchasing of laminate flooring products from other suppliers in the second quarter of 2004. Further, Lowe’s advised us in 2004 that they will reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. Our total laminate flooring sales declined approximately 15% in the second quarter of 2005 and approximately 19% in the first six months of 2005, when compared to the same periods of 2004, primarily as a result of these actions. We currently estimate 2005 net sales will be negatively impacted by approximately $35 million, compared to a previous estimate of $55 million, as Lowe’s has delayed the implementation of their actions.

Certain national retailers dedicated less of their selling space to vinyl flooring as customer demand for these products declined. This action contributed to the sales volume decline in the second quarter and first six months of 2005 in our Resilient Flooring Americas business.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw materials expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results.

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. In January 2005, a U.S. supplier ceased producing PVC resins. While we have been able to address our PVC needs from other suppliers, the reduced manufacturing capacity led to upward pricing pressure. Cost to acquire PVC resin, plasticizers and film prices increased by approximately $15 million in the second quarter of 2005 compared to the second quarter of 2004 and increased approximately $23 million in the six month comparative period.

•	Prices for hardwood lumber decreased through the second quarter of 2005, primarily due to lower demand. Our cost for acquiring lumber in the second quarter of 2005 was approximately $14 million lower than in the second quarter of 2004 and approximately $26 million lower in the six month comparative period.

In the second quarter of 2005, raw materials costs were $10 million higher than 2004. The remaining increase was spread among our other raw materials.

We incurred approximately $2 million of additional costs for natural gas in the second quarter of 2005 compared to the second quarter of 2004, and approximately $5 million of additional costs for natural gas in the first six months of 2005 compared to the first six months of 2004.

Cost Reduction Initiatives. During 2004, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. We did not initiate any

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

major cost reduction activities in the first six months of 2005 but did incur costs in the first six months of 2005 related to previously announced cost reduction initiatives. The major 2004 initiatives were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants. We also announced that we will cease production of certain other products in Lancaster by December 31, 2005.

•	We announced that we will cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location in Münster, Germany.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We ceased production at our Wood Flooring manufacturing plant in Searcy, Arkansas, transferring production to other Wood Flooring plants.

We incurred the following expenses in 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended June 30, 2005
Resilient Flooring	$3.1	$4.3	$7.4
Wood Flooring	—	—	—
Textiles & Sports Flooring	—	—	—
Building Products	0.4	3.0	3.4
Cabinets	—	0.1	0.1

Total Consolidated	$3.5	$7.4	$10.9

Six months ended June 30, 2005
Resilient Flooring	$5.5	$11.0	$16.5
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	1.0	4.0	5.0
Cabinets	0.9	0.3	1.2

Total Consolidated	$7.4	$15.6	$23.0

Cost of goods sold includes $1.6 million of accelerated depreciation and $1.9 million of other related costs in the second quarter and $4.3 million of accelerated depreciation and $3.1 million of other related costs in the first six months of 2005.

We incurred $2.3 million and $5.3 million for cost reduction initiatives in the second quarter and first six months of 2004, respectively. All of the expenses were recorded in the Building Products segment related to closing the Hoogezand plant. The expenses were recorded within cost of goods sold, primarily for accelerated depreciation ($0.7 million in the second quarter and $1.4 million in the first six months) and restructuring and reorganization charges, primarily for severance ($1.6 million in the second quarter and $3.9 million in the first six months).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

See Note 9 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate positive cash flow from operating activities on an annual basis. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. To maintain and enhance our operating efficiencies, we typically invest in property, plant & equipment (“PP&E”) and computer software.

During the first six months of 2005, our cash and cash equivalents balance decreased by $55.8 million, compared to an increase of $10.0 million during the same period of 2004. The change was due primarily to an additional $68.3 million of cash used by operations. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of June 30, 2005, we had approximately 15,000 full-time and part-time employees worldwide, compared to approximately 15,500 employees as of December 31, 2004. The decline reflects headcount reductions associated with recent cost reduction initiatives in Resilient Flooring and Wood Flooring. During the third quarter of 2005, collective bargaining agreements covering certain employees at five domestic plants will expire. Employees at these five plants are represented by the same international union. As of the date of this filing, no employees are working under an expired contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2005 COMPARED TO 2004

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$661.1	$661.6	(0.1%)	(0.4%)
Europe	227.0	213.9	6.1%	0.6%
Pacific	30.9	28.0	10.4%	7.7%

Total Consolidated Net Sales	$919.0	$903.5	1.7%	0.1%

Operating Income	$36.6	$2.0	Favorable	Favorable

Six months ended June 30
Net Sales:
Americas	$1,261.7	$1,279.9	(1.4%)	(1.7%)
Europe	441.7	416.1	6.2%	0.2%
Pacific	56.3	52.5	7.2%	5.2%

Total Consolidated Net Sales	$1,759.7	$1,748.5	0.6%	(1.0%)
Operating Income	$44.3	$42.8	3.5%	6.2%

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $14.8 million for three months and $29.7 million for six months. Excludes unfavorable foreign exchange rate effect in translation on operating income of $1.4 million for three months and $1.1 million for six months as a result of applying exchange rates to foreign operating losses.

Net sales in the Americas decreased in the second quarter and first six months of 2005 primarily from declines in Resilient Flooring which were only partially offset by increases in Building Products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets were slightly favorable as increases in Resilient Flooring were mostly offset by declines in Building Products and Textiles and Sports Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased in the second quarter due to higher Resilient Flooring sales and increased in the first six months due to higher Building Products sales.

Cost of goods sold in the second quarter of 2005 was 78.2% of net sales, compared to 76.0% in the same period of 2004. Cost of goods sold in the first six months of 2005 was 78.5% of net sales, compared to 77.1% in the same period of 2004. The percentage increases were primarily due to higher spending on cost reduction initiatives, higher raw material and energy costs and manufacturing inefficiencies, partially offset by benefits from previously initiated cost reduction activities.

SG&A in the second quarter of 2005 was $167.0 million (18.2% of net sales) and $337.4 million (19.2% of net sales) for the first six months of 2005, compared to $163.1 million (18.1% of net sales) and $311.0 million (17.8% of net sales) for the corresponding 2004 periods. Excluding the translation effect of changes in foreign exchange rates of $5.6 million, SG&A expenses in the second quarter of 2005 were $1.7 million lower than the 2004 SG&A expenses, primarily as a result of 2004 environmental charges of $3.5 million and a higher 2005 U.S. pension credit partially offset by higher compensation costs and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

selling and advertising expenses. Excluding the translation effect of changes in foreign exchange rates of $8.8 million, SG&A expenses in the first six months of 2005 were $17.6 million higher than the 2004 SG&A expenses. The increase was primarily the result of higher selling and advertising expenses and higher compensation costs, partially offset by higher 2004 environmental charges and a higher 2005 U.S. pension credit.

In the second quarter of 2004, we recorded a $60 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. See Note 8 for further information.

We recorded net restructuring charges of $7.4 million in the second quarter and $15.6 million in the first six months of 2005 compared to $1.1 million in the second quarter and $3.1 million in the first six months of 2004. See Note 9 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from our WAVE joint venture were $10.2 million in the second quarter of 2005 compared to $9.8 million for the second quarter of 2004, and $18.3 million in the first six months of 2005 compared to $15.9 million for the first six months of 2004. See Note 7 for further information.

Operating income of $36.6 million in the second quarter and $44.3 million in the first six months of 2005 compared to operating income of $2.0 million and $42.8 million in the same periods of 2004.

Interest expense was $2.1 million in the second quarter of 2005, compared to $2.0 million in the second quarter of 2004. Interest expense was $4.3 million in the first six months of 2005, compared to $4.1 million in the first six months of 2004. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $21.6 million in the second quarter and $43.1 million in the first six months of 2005 and $21.7 million in the second quarter and $43.4 million in the first six months of 2004. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Income tax expense of $17.7 million and $26.4 million for the second quarter and first six months of 2005 compared to $13.6 million and $30.4 million in the comparable 2004 periods. Incorporating certain foreign losses of $10.5 million and $24.3 million for the second quarter and first six months of 2005, respectively, and an increased valuation allowance to reduce tax benefits previously recorded in Germany, results in adjusted tax rates of 37.4% and 37.3% for the second quarter and first six months of 2005. No foreign tax benefit was realized on the foreign losses as we provided a full valuation allowance. Excluding the nontaxable goodwill impairment loss, the effective tax rates for the second quarter and first six months of 2004 were 23.0% and 31.7%, respectively. These rates are lower than the statutory U.S. federal and state rate primarily because of special tax benefits recorded to reflect the overall favorable settlement of tax audits. During the second quarter of 2004, the IRS completed the audit for the years 2000 and 2001 resulting in a favorable conclusion regarding the deductibility of certain chapter 11 related costs and other issues.

Net income of $17.7 million for the second quarter and $14.7 million for the first six months of 2005 compared to a net loss of $14.5 million for the second quarter and net income of $5.1 million for the first six months of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$232.4	$247.2	(6.0%)	(6.5%)
Europe	70.4	62.1	13.4%	7.5%
Pacific	14.8	12.6	17.5%	13.8%

Total Segment Net Sales	$317.6	$321.9	(1.3%)	(2.9%)
Operating (Loss)	$(3.9)	$(39.1)	Favorable	Favorable

Six months ended June 30
Net Sales:
Americas	$444.0	$482.2	(7.9%)	(8.4%)
Europe	133.1	119.1	11.8%	5.6%
Pacific	25.4	24.7	2.8%	0.4%

Total Segment Net Sales	$602.5	$626.0	(3.8%)	(5.3%)
Operating (Loss)	$(13.5)	$(24.1)	Favorable	Favorable

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $5.2 million for three months and $9.9 million for six months. Excludes unfavorable foreign exchange rate effect in translation on operating income of $1.3 million for three months and $1.2 million for six months as a result of applying exchange rates to foreign operating losses.

Net sales in the Americas decreased in the second quarter and first six months of 2005 due to declines in residential vinyl products and laminate products. The reduction in sales of residential vinyl products reflects a continued shift in the residential market away from vinyl products. The declines in laminate flooring net sales (15% in the second quarter and 19% for the six month period) were primarily the result of Lowe’s decisions to increase purchases of non-Armstrong laminate flooring products and reduce their purchases of our laminate products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased in the second quarter and first six months of 2005 due to higher volume from new product introductions, partially offset by price concessions due to competitive pressure.

The 2004 operating losses include a second quarter non-cash goodwill impairment loss of $60 million related to our European resilient flooring unit. Excluding this charge, operating results declined $24.8 million for the second quarter and $49.4 million for the first six months. Operating results were negatively impacted by lower net sales, sales of lower margin products in Europe, increased costs to purchase PVC resins, increased charges for cost reduction initiatives and higher advertising and promotional expenses. These items were only partially offset by selling price gains and manufacturing efficiency improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2005	2004	Change is Favorable/ (Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$214.6	$214.1	0.2%
Operating Income	$19.9	$21.1	(5.7%)

Six months ended June 30
Total Segment Net Sales(1)	$404.7	$411.5	(1.7%)
Operating Income	$28.7	$31.4	(8.6%)

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the second quarter increased by $0.5 million but declined by $6.8 million during the first six months. Units sold of pre-finished solid wood floors increased by approximately 2% in the second quarter primarily due to strong sales to home center retailers, but declined approximately 4% during the first six months due to competitive pricing pressures and distributor inventory reductions. Units sold of engineered hardwood floors increased 13% and 15%, respectively, in the second quarter and first six months primarily due to continued strong overall demand. Net sales in the second quarter were negatively impacted by price declines which were made in response to declining lumber prices.

Operating income in the second quarter and first six months decreased by $1.2 million and $2.7 million, respectively, from the same periods in 2004. For both the second quarter and first six months, the decline was due to selling price decreases and non-lumber inflationary cost pressures greater than declines in lumber costs.

Textiles and Sports Flooring

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Total Segment Net Sales	$68.8	$65.1	5.7%	(0.3%)
Operating (Loss)	$(0.5)	$(1.7)	Favorable	Favorable

Six months ended June 30
Total Segment Net Sales	$131.7	$127.4	3.4%	(2.7%)
Operating (Loss)	$(6.4)	$(3.6)	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $3.9 million for three months and $8.0 million for six months. Excludes unfavorable foreign exchange rate effect in translation on operating income of $0.2 million for three months and $0.3 million for six months as a result of applying exchange rates to foreign operating losses.

Excluding the translation effects of changes in foreign exchange rates, net sales decreased slightly for the second quarter primarily from lower net sales related to sports flooring products, partially offset by increased sales of carpet flooring products. Net sales for the first six months decreased due to lower sales volume and pricing in carpet flooring products.

The second quarter 2005 operating loss decreased from the same period in 2004 as the benefit of lower SG&A expenses exceeded increased raw material costs. The operating loss in the first six months increased from the same period in 2004 due to impact of lower net sales and higher raw material costs, which were only partially offset by lower SG&A expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended June 30
Net Sales:
Americas	$158.8	$145.3	9.3%	8.7%
Europe	87.8	86.6	1.4%	(3.6%)
Pacific	16.1	15.4	4.5%	2.5%

Total Segment Net Sales	$262.7	$247.3	6.2%	3.9%
Operating Income	$37.6	$38.4	(2.1%)	(2.8%)

Six months ended June 30
Net Sales:
Americas	$308.5	$280.9	9.8%	9.2%
Europe	176.9	168.6	4.9%	(0.7%)
Pacific	30.9	27.8	11.2%	9.6%

Total Segment Net Sales	$516.3	$477.3	8.2%	5.6%
Operating Income	$72.9	$66.3	10.0%	8.8%

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $5.6 million for three months and $11.7 million for six months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.3 million for three months and $0.7 million for six months.

Net sales in the Americas increased approximately 9% in the second quarter and the first six months of 2005. Net sales primarily benefited from a 6% unit volume increase combined with higher prices partially offset by lower product mix. For the first six months, net sales reflected a 4% volume increase and higher prices.

Excluding the translation effect of changes in foreign exchange rates, 2005 net sales in Europe decreased 3.6% and 0.7% for the second quarter and first six months, respectively, primarily due to continued soft demand in Western Europe, partially offset by volume increases of approximately 14% in the second quarter and 8% in the first six months in the emerging markets of Eastern Europe (primarily Russia). Products sold to the emerging markets tend to have lower margins than products sold in Western Europe. In addition, net sales benefited from the previously described price increases.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area increased 2.5% and 9.6% for the second quarter and first six months, respectively, primarily due to strong sales in India, partially offset by slower demand in China.

Excluding the translation effect of changes in foreign exchange rates, operating income declined by 2.8% in the second quarter but increased 8.8% in the first six months of 2005. Second quarter operating income declined due to inflationary cost pressures offsetting higher sales prices, increased charges for cost reduction initiatives, and a mix shift to lower margin sales in both the U.S. and Eastern Europe. Operating income for the first six months increased due to higher sales volume and increased equity earnings from WAVE.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	2005	2004	Change is Favorable/ (Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$55.3	$55.1	0.4%
Operating Income/(Loss)	$(3.3)	$1.5	Unfavorable

Six months ended June 30
Total Segment Net Sales(1)	$104.5	$106.3	(1.7%)
Operating Income/(Loss)	$(9.2)	$2.1	Unfavorable

(1)	Substantially all Cabinets products are sold in the U.S.

Net sales in the second quarter were essentially flat as the impact of price increases were mostly offset by volume declines. Sales were constrained by manufacturing inefficiencies which led to slower order fulfillment.

Operating losses in the second quarter and first six months of 2005 were caused by higher SG&A expenses (primarily consulting costs, as well as employee compensation and selling-related expenses), costs incurred to shut down the Morristown plant and manufacturing inefficiencies in other plants resulting from the transfer of production from Morristown.

Unallocated Corporate

Unallocated corporate expense of $13.2 million in the second quarter of 2005 decreased from $18.2 million in 2004 primarily due to $3.5 million of prior year expense for environmental matters and an increased 2005 U.S. pension credit partially offset by higher costs for compensation programs. Unallocated corporate expense of $28.2 million in the first six months of 2005 decreased from $29.3 million in 2004 primarily due to higher prior year environmental charges and an increased 2005 U.S. pension credit, partially offset by higher costs for compensation programs and first quarter expenses related to an executive transition.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $55.8 million in the first six months of 2005, compared to a $10.0 million increase in 2004.

Operating activities in the first six months of 2005 used $29.6 million of net cash, compared to $38.7 million generated in the same period of 2004. The net reduction of $68.3 million resulted from lower net earnings (excluding the $60 million non-cash goodwill impairment charge in 2004) and higher payments for accounts payable and accrued expenses. The higher payments related primarily to prior year accruals for incentive compensation and capital expenditures.

Net cash used for investing activities was $38.8 million in the first six months of 2005, compared to $37.4 million in 2004. Higher capital expenditures of $15.8 million to upgrade our manufacturing operations were partially offset by $11.0 million of increased distributions received from WAVE. In the first six months of 2004, we did not receive any distribution from WAVE.

Net cash of $18.9 million was provided by our financing activities in the first six months of 2005, compared to $9.6 million provided in the same period of 2004. The year-to-year change was due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowings in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2004 to June 30, 2005 are as follows:

	June 30, 2005	December 31, 2004	Increase/ (Decrease)
Cash and cash equivalents	$460.1	$515.9	$(55.8)
Current assets, excluding cash and cash equivalents	997.8	966.3	31.5

Current assets	$1,457.9	$1,482.2	$(24.3)

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in accounts receivable due to higher sales in June 2005 than December 2004, partially offset by a decrease in inventory, primarily in Wood Flooring and Resilient Flooring.

	June 30, 2005	December 31, 2004	(Decrease)
Property, plant and equipment, net	$1,155.7	$1,208.8	$(53.1)

The decrease was primarily due to scheduled depreciation, lower foreign exchange rates and accelerated depreciation of $4.3 million (See Factors Affecting Operating Costs – Cost Reduction Initiatives) partially offset by $54.4 million of capital expenditures.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that is currently limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2005. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of June 30, 2005 and December 31, 2004, under the DIP Facility, there were no outstanding borrowings; however, AWI had $43.5 million and $40.6 million, respectively, in letters of credit outstanding. The DIP Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. Upon AWI’s emergence from Chapter 11, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event that AWI has not emerged from Chapter 11 by December 8, 2005, we will pursue another extension of the DIP Facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to meet our liquidity needs. For certain international operations, we had lines of credit of $51.5 million at June 30, 2005, of which $35.2 million was used and $16.3 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for cost reduction initiatives and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of AWI’s emergence from Chapter 11, the timing of which remains uncertain. AWI’s POR provides a plan to meet these requirements (see Note 2 of the Condensed Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Based on an April 2005 ruling by the SEC, the standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Adoption of this standard on January 1, 2006 is not expected to have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which provides additional guidance on conditional asset retirement obligations under FAS 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years ending after December 15, 2005. Adoption of this standard on December 31, 2005 is not expected to have a material impact on our consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2004 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 6.	Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 2.1	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2.3	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.4	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.5	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004 is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 2.5.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated herein by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2. (SEC File No. 000-50408)

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No. 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

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

No. 4.10	Amendment to Armstrong World Industries, Inc.’s Debtor in Possession Credit Facility dated October 31, 2003, is incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 4(j).

No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c). (SEC File No. 1-2116))

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

No. 4.14	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference from the Current Report on Form 8-K filed on July 14, 1999, wherein it appeared as Exhibit 1. (SEC File No. 1-2116)

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended February 26, 2001, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(d). * (SEC File No. 1-2116)

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f) * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). * (SEC File No. 1-2116)

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Marley, Stead and Ms. Haberkorn, is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and certain Directors and Officers, together with schedules identifying those Directors and Officers and the material differences among the agreements to which each executive is a party, are incorporated by reference from the 2003 Annual Report on Form 10-K wherein they appeared as Exhibit 10(iii)(m), Exhibit 10(iii)(n) and Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.14	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). *

No. 10.16	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.17	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.18	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.19	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10.20	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.21	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.22	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.23	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).

No. 10.24	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.25	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.26	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.27	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s retention payment program together with the schedule of participating Executive Officers is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein they appeared as Exhibits 10.1 and 10.2. *

No. 10.28	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.29	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.30	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.31	Summary of Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.31. *

No. 10.32	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are incorporated by reference from the Form 10-K/A Amendment No. 2 wherein they appeared as Exhibit 99.1.

*	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.
Armstrong World Industries, Inc.

By:	/S/ F. NICHOLAS GRASBERGER III
F. Nicholas Grasberger III, Senior Vice President and Chief Financial Officer

By:	/S/ JOHN N. RIGAS
John N. Rigas, Senior Vice President, Secretary and General Counsel

By:	/S/ WILLIAM C. RODRUAN
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2005

EXHIBIT INDEX

No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes).

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.