Form 10-Q
period 2005-09-30
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2005-10-28
CIK 1109304, 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 19, 2005 - 40,664,461.

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments sometimes contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.

Any of our forward-looking statements may turn out to be wrong. Actual future results may differ materially. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

Risk Factors

Our business, operations and financial condition are subject to various risks. You should take them into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors and is not a complete list of all risks and uncertainties that might affect our future results. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

We try to reduce both the likelihood that these risks will affect our businesses and the damage they could have if they do occur. But, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us. See related discussions in this document and our other SEC filings for more details.

Asbestos and Chapter 11

Asbestos personal injury claims are our biggest risk. Our balance sheet currently reflects an implied asbestos liability for AWI that results in negative equity for the Company. The size of our asbestos liability has not been finally determined in our Chapter 11 reorganization case. It could end up being substantially larger or smaller than the amount currently shown on our balance sheet. Even if that liability should be substantially reduced (for example by federal legislation), the Company may still have negative equity. Consequently an investment in Armstrong’s stock during our Chapter 11 case is highly uncertain and speculative. See the discussions of our Chapter 11 case and of proposed asbestos legislation in this document and in past SEC filings for details.

Claims, Litigation and Regulatory Actions

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While the company has in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, the costs to defend or resolve such claims cannot be predicted.

Construction activity variability and the size of our market opportunity

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe and Asia also are important.

Raw materials and sourced product issues

The cost and availability of raw materials, packaging materials and energy are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of these items has been volatile and availability has sometimes been tight. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. The impact of increased costs is greatest where our ability to pass along increased costs is limited, whether due to competitive pressures or other factors.

Consumer preference and competition

Our customers consider our products’ pricing, styling and performance, and our customer service when deciding whether to purchase our products. Shifting consumer preference, e.g. from residential vinyl products to other hard-surface flooring, styling preferences or inability to offer new competitive performance features could hurt our sales. These risks are inherent in our highly competitive markets. For certain products, there is excess industry capacity in several geographic markets, which tends to increase competition based on price as well as on other factors. And competition from overseas competitors who have a lower cost structure is a particular threat in some areas, such as our U.S. flooring businesses.

International trade and operations

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 25% of our annual revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. In addition, our international business is subject to variable tax rates, credit risks in emerging markets, political risks, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

Challenges in executing operational restructuring actions

We monitor how effectively and profitably our businesses service our customers. To stay competitive, we look for ways to make our operations more efficient and effective. We reduce, move or expand our plants and operations as needed, and we currently have several of these actions in various stages of completion. Each action generally involves substantial planning and capital investment. We can err in planning and executing our actions, which could create risks to our customer service and cause unplanned costs.

Labor contracts

Most of our manufacturing employees are represented by unions and are covered by collective bargaining or similar agreements that must be periodically renegotiated. Although we believe that we will reach new contracts as older ones expire, our negotiations may result in a significant increase in our costs. Failure to reach new contracts could lead to work stoppages, which could have a material adverse effect on our operations.

Dependence on key customers

Some of our businesses are dependent on a few key customers. For example, much of our North America revenue comes from sales to home center retailers, including The Home Depot, Inc. and Lowe’s Companies, Inc. Together these customers account for over 20% of our consolidated total sales. We do not have long-term contracts with these customers. The loss of sales to one of these major customers, or changes in our business relationship with them, could have a material adverse impact on our results.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$937.0	$893.5	$2,696.7	$2,642.0
Cost of goods sold	720.8	699.3	2,101.5	2,046.8

Gross profit	216.2	194.2	595.2	595.2

Selling, general and administrative expenses	158.2	151.6	495.6	462.6
Goodwill impairment	—	—	—	60.0
Restructuring charges, net	1.4	1.9	17.0	5.0
Equity (earnings) from joint venture	(9.9)	(7.5)	(28.2)	(23.4)

Operating income	66.5	48.2	110.8	91.0

Interest expense (unrecorded contractual interest of $20.5, $21.7, $63.6, $65.1)	2.2	2.2	6.5	6.3
Other non-operating expense	1.1	1.1	1.4	2.9
Other non-operating (income)	(5.5)	(1.4)	(9.9)	(4.7)
Chapter 11 reorganization costs, net	1.5	2.3	4.5	6.6

Earnings from continuing operations before income taxes	67.2	44.0	108.3	79.9

Income tax expense	21.1	20.8	47.5	51.2

Net earnings from continuing operations	$46.1	$23.2	$60.8	$28.7

(Loss) from discontinued operations, net of tax of $0.2	—	—	—	(0.4)

Net earnings	$46.1	$23.2	$60.8	$28.3

Net earnings per share of common stock, continuing operations:
Basic	$1.14	$0.57	$1.50	$0.71
Diluted	$1.13	$0.57	$1.49	$0.71

(Loss) per share of common stock, discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)

Net earnings per share of common stock:
Basic	$1.14	$0.57	$1.50	$0.70
Diluted	$1.13	$0.57	$1.49	$0.70

Average number of common shares outstanding:
Basic	40.6	40.5	40.5	40.5
Diluted	40.7	40.7	40.7	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$540.8	$515.9
Accounts and notes receivable, net	405.6	336.1
Inventories, net	493.7	535.1
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	89.1	72.5

Total current assets	1,551.8	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,562.5 and $1,540.7, respectively	1,149.6	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	488.9	480.9
Investment in affiliates	62.3	72.5
Goodwill, net	134.3	136.0
Other intangibles, net	69.0	76.0
Deferred income taxes, noncurrent	947.8	941.6
Other noncurrent assets	124.9	122.6

Total assets	$4,617.4	$4,609.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$21.2	$11.1
Current installments of long-term debt	6.9	8.2
Accounts payable and accrued expenses	406.8	447.4
Income tax payable	35.4	20.3
Deferred income taxes	1.1	1.1

Total current liabilities	471.4	488.1
Liabilities subject to compromise	4,866.0	4,866.2
Long-term debt, less current installments	23.5	29.2
Postretirement and postemployment benefit liabilities	260.8	262.6
Pension benefit liabilities	231.7	258.9
Other long-term liabilities	88.2	87.6
Deferred income taxes, noncurrent	19.2	19.2
Minority interest in subsidiaries	8.1	9.3

Total noncurrent liabilities	5,497.5	5,533.0
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(957.8)	(1,018.6)
Accumulated other comprehensive income	42.2	42.8
Less common stock in treasury, at cost 2005 – 11,214,004 shares and 2004 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,351.5)	(1,411.7)

Total liabilities and shareholders’ equity	$4,617.4	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.7		$167.9
Stock issuances and other	—		(0.2)

Balance at September 30	$167.7		$167.7

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,018.6)		$(937.8)
Net earnings for period	60.8	$60.8	28.3	$28.3

Balance at September 30	$(957.8)		$(909.5)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(12.0)		(0.4)
Derivative gain, net	9.1		1.8
Minimum pension liability adjustments	2.3		—

Total other comprehensive (loss)/income	(0.6)	(0.6)	1.4	1.4

Balance at September 30	$42.2		$44.7

Comprehensive income		$60.2		$29.7

Less treasury stock at cost:
Balance at beginning of year and September 30	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,351.5)		$(1,300.7)

See accompanying notes to condensed consolidated financial statements beginning on page 9.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$60.8	$28.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106.7	105.4
Deferred income taxes	(11.1)	(0.8)
Equity (earnings) from affiliates, net	(27.5)	(25.2)
Gain on sale of investment in affiliates	(3.4)	—
Chapter 11 reorganization costs, net	4.5	6.6
Chapter 11 reorganization costs payments	(9.2)	(12.4)
Restructuring charges, net of reversals	17.0	5.0
Restructuring payments	(22.0)	(2.1)
Goodwill impairment	—	60.0
Asbestos-related insurance recoveries	—	4.5
Cash effect of hedging activities	11.1	9.7
Increase (decrease) in cash from change in:
Receivables	(85.9)	(58.3)
Inventories	24.0	(54.4)
Other current assets	5.5	13.5
Other noncurrent assets	(26.8)	(24.1)
Accounts payable and accrued expenses	11.9	54.1
Income taxes payable	17.5	(11.4)
Other long-term liabilities	(3.0)	9.2
Other, net	(6.6)	(4.7)

Net cash provided by operating activities	63.5	102.9

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(83.4)	(69.1)
Distributions from equity affiliates	17.0	—
Proceeds from the sale of investment in affiliates	20.6	—
Proceeds from the sale of assets	4.7	4.6

Net cash (used for) investing activities	(41.1)	(64.5)

Cash flows from financing activities:
Increase in short-term debt, net	12.1	12.3
Payments of long-term debt	(4.3)	(6.1)
Other, net	—	(1.3)

Net cash provided by financing activities	7.8	4.9

Effect of exchange rate changes on cash and cash equivalents	(5.3)	1.0

Net increase in cash and cash equivalents	24.9	44.3
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$540.8	$528.6

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

Operating results for the third quarter and first nine months of 2005 and the corresponding periods of 2004 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 15 under “Asbestos-Related Litigation”.

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

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. On April 28, 2005 the court granted the motion. A motion to dismiss the appeal for alleged lack of jurisdiction was filed by the Committee of Unsecured Creditors on March 29, 2005. On October 24, 2005, the court held oral arguments on the appeal and the court has not yet issued its ruling. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 15). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 15 under “Asbestos-Related Litigation.”

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 15.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of September 30, 2005, AWI had approximately $43.4 million in letters of credit, which were issued pursuant to the DIP Facility. As of September 30, 2005, AWI had $306.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at September 30, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 15 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September of 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Professional fees	$4.7	$3.6	$11.8	$9.6
Interest income, post-Filing	(3.2)	(1.4)	(7.5)	(3.1)
Adjustments to pre-Filing liabilities		—	0.1	—
Other expense directly related to bankruptcy, net	—	0.1	0.1	0.1

Total Chapter 11 reorganization costs, net	$1.5	$2.3	$4.5	$6.6

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2005	2004	2005	2004
Resilient Flooring	$311.5	$308.1	$914.0	$934.1
Wood Flooring	220.2	209.4	624.9	620.9
Textiles and Sports Flooring	79.7	70.0	211.4	197.4
Building Products	268.2	250.2	784.5	727.5
Cabinets	57.4	55.8	161.9	162.1

Total sales to external customers	$937.0	$893.5	$2,696.7	$2,642.0

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2005	2004	2005	2004
Resilient Flooring	$7.7	$10.8	$(5.8)	$(13.3)
Wood Flooring	25.7	7.1	54.4	38.5
Textiles and Sports Flooring	3.2	2.8	(3.2)	(0.8)
Building Products	43.1	40.0	116.0	106.3
Cabinets	(0.3)	2.8	(9.5)	4.9
Unallocated Corporate (expense)	(12.9)	(15.3)	(41.1)	(44.6)

Total consolidated operating income	$66.5	$48.2	$110.8	$91.0

Segment assets	September 30, 2005	December 31, 2004

Resilient Flooring	$708.2	$737.9
Wood Flooring	653.0	663.6
Textiles and Sports Flooring	207.7	218.1
Building Products	608.3	596.3
Cabinets	104.9	102.2

Total segment assets	2,282.1	2,318.1
Assets not assigned to segments	2,335.3	2,291.3

Total consolidated assets	$4,617.4	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 15 for further discussion of AWI’s asbestos liability.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Liabilities subject to compromise at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.9
Prepetition other payables and accrued interest	71.0	70.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,866.0	$4,866.2

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $20.5 million and $63.6 million in the third quarter and first nine months of 2005, respectively, and $21.7 million and $65.1 million in the third quarter and the first nine months of 2004, respectively.

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

NOTE 6. INVENTORIES

	September 30, 2005	December 31, 2004
Finished goods	$325.5	$362.9
Goods in process	48.2	49.3
Raw materials and supplies	187.7	212.8
Less LIFO and other reserves	(67.7)	(89.9)

Total inventories, net	$493.7	$535.1

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas hedging instruments. These instruments are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent the hedge is considered effective as defined by SFAS 133, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at September 30, 2005 was a $28.0 million asset compared to a $5.3 million asset at December 31, 2004, due to the price of natural gas increasing during the year.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $62.3 million at September 30, 2005 reflected the equity interest in our 50% investment in our WAVE joint venture. The balance decreased $10.2 million from December 31, 2004, primarily due to the August 2005 sale of our equity interest in Interface Solutions, Inc. partially offset by our equity interest in WAVE’s net undistributed earnings. Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$77.6	$68.2	$230.0	$209.9
Gross profit	24.9	21.1	70.9	64.0
Net earnings	19.9	14.9	56.4	46.7

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the changes in goodwill for the first nine months of 2005.

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	September 30, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.7)	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.7)	—	$134.3

(1)	Consists of the effects of foreign exchange.

During the second quarter of 2004, we recorded a $60 million goodwill impairment charge in our European resilient flooring unit. This charge was caused by lowered financial projections for this business due to significant operating losses.

The following table details amounts related to intangible assets as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$112.8	$76.5	$109.8	$66.4
Land use rights and other	4.5	1.1	4.4	1.0

Total	$117.3	$77.6	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.3		$29.2

Other intangible assets, gross	$146.6		$143.4

Aggregate Amortization Expense
For the nine months ended September 30, 2005		$12.8
For the nine months ended September 30, 2004		$11.5

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $17.0 million and $5.0 million were recorded in the first nine months of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)				Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
Action Title	2005	2004	2005	2004
Lancaster Plant	$0.2	—	$11.3	—	Resilient Flooring
Hoogezand	1.1	$1.9	5.1	$5.8	Building Products
North America SG&A	—	—	(0.1)	—	Resilient Flooring
Morristown	0.1	—	0.4	—	Cabinet Products
Searcy	—	—	0.1	—	Wood Flooring
Oss	—	—	0.2	—	Textiles & Sports Flooring
European consolidation	—	—	—	(0.8)	Resilient Flooring, Textiles & Sports Flooring

Total	$1.4	$1.9	$17.0	$5.0

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $11.3 million charge in 2005, $10.5 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.8 million is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $12.3 million related primarily to severance and pension related costs. We expect to incur an additional $27 million of restructuring charges starting in the fourth quarter of 2005 and continuing through 2008, with the majority of charges to be incurred in 2005 and 2006. Additionally, we recorded $5.3 million of accelerated depreciation and $2.7 million of other related costs in the first nine months of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $16.0 million, and expect to incur an additional $0.8 million in the fourth quarter of 2005. Additionally, we recorded $0.5 million and $1.5 million of accelerated depreciation in cost of goods sold in the first nine months of 2005 and 2004, respectively. We also recorded $0.6 million and $0.2 million of other related costs in cost of goods sold in the first nine months of 2005 and 2004, respectively.

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

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.4 million of related shutdown costs and expect to incur an additional $0.1 million of shutdown costs in the remainder of 2005. Additionally, we recorded $0.2 million of accelerated depreciation and $0.9 million of other related costs in 2005, both in cost of goods sold.

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

The following table summarizes activity in the restructuring accruals for the first nine months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(22.0)	$6.5	$(1.0)	$8.3
2004	10.0	(2.1)	5.0	0.1	13.0

The amount in “other” for 2005 and 2004 is related to the effects of foreign currency translation.

Of the September 30, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of September 30, 2005 relates to a noncancelable operating lease which extends through 2017, a lease for office space in the U.S. which is expected to be settled as part of our Chapter 11 emergence process, and severance for terminated employees, the majority of which will be paid in 2005.

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings from continuing operations before income taxes	$67.2	$44.0	$108.3	$79.9
Income tax expense	21.1	20.8	47.5	51.2
Effective tax rate	31.4%	47.3%	43.9%	64.1%

The 2005 effective tax rates for the third quarter and first nine months are lower than the comparable 2004 periods primarily due to the favorable conclusion of I.R.S. audit and appeals issues for $3.7 million in 2005 and the impact of the AJCA dividends as described below. In addition, the nine-month tax rate for 2004 included a $60 million non-taxable goodwill impairment charge.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the third quarter of 2005, AWI approved a dividend plan whereby $5.1 million of qualified and $17.1 million of base dividends were declared. AWI reported a $2.9 million tax benefit in the third quarter of 2005 for this event due to the utilization of additional deemed-paid foreign tax credits and the release of deferred tax liabilities previously recorded on the underlying earnings. AWI is evaluating further dividends, which may be declared in the fourth quarter of 2005. The range of possible amounts that we are

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

considering for repatriation under this provision is between zero and $60 million. The related potential range of income tax expense is between zero and $3.6 million.

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

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.2	$5.8	$18.5	$17.4
Interest cost on projected benefit obligation	24.0	22.8	71.9	68.5
Expected return on plan assets	(39.4)	(36.9)	(118.4)	(110.8)
Amortization of prior service cost	4.1	4.3	12.4	13.0
Recognized net actuarial loss	0.3	0.4	1.1	1.2

Net periodic pension (credit)	$(4.8)	$(3.6)	$(14.5)	$(10.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.6	$2.1	$1.9
Interest cost on projected benefit obligation	5.2	5.5	15.5	16.5
Amortization of prior service benefit	(1.4)	(1.3)	(4.2)	(4.1)
Recognized net actuarial loss	2.9	2.4	8.9	7.3

Net periodic postretirement benefit cost	$7.4	$7.2	$22.3	$21.6

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.4	$2.4	$7.6	$7.1
Interest cost on projected benefit obligation	5.3	5.2	16.5	15.7
Expected return on plan assets	(3.8)	(3.6)	(11.9)	(10.9)
Amortization of transition obligation	—	—	(0.1)	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.4	0.1	1.4	0.3

Net periodic pension cost	$4.4	$4.2	$13.7	$12.4

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of September 30, 2005, $20.3 million of contributions have been made. We presently anticipate contributing an additional $5.5 million to fund our non-U.S. pension plans in 2005 for a total of $25.8 million.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(28.5)	(28.4)
Current year warranty accruals	29.7	27.1
Preexisting warranty accrual changes	(0.2)	(0.7)
Effects of foreign exchange translation	(1.0)	(0.1)

Balance at September 30	$22.6	$23.4

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2005	2004
Interest paid	$1.5	$1.7
Income taxes paid, net	$41.1	$63.2

NOTE 15. LITIGATION AND RELATED MATTERS

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

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 2 regarding AWI’s Chapter 11 proceeding.

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

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of September 30, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of September 30, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first nine months of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first nine months of 2005 but received $4.5 million during the first nine months of 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. On April 8, 2005, AWI and EPA filed a joint motion with the Bankruptcy Court seeking approval of the Settlement Agreement. Liberty Mutual Insurance Company and Travelers Indemnity Company and Travelers Casualty and Surety Company filed objections to the joint motion with the Bankruptcy Court. Following negotiations with the insurers, AWI entered into a Stipulation with each of them resolving their objections. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005.

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

A foreign subsidiary of AWI sold a manufacturing facility in 1990, which was prior to AWI’s acquisition of the subsidiary. Under the terms of the sales agreement, an environmental indemnification was provided to the buyer of the facility. During the third quarter of 2005, the facility owner discovered additional areas of soil contamination that require additional remediation. Accordingly, a $3.1 million charge was recorded within SG&A expense to increase our probable liability. As additional sampling efforts and meetings with local government authorities continue, further increases to our recorded liability are possible.

Summary of Financial Position

Liabilities of $28.9 million and $28.0 million at September 30, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the September 30, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at September 30, 2005 and $2.4 million at December 31, 2004.

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

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation.

BREACH OF CONTRACT CLAIM

Since 2003, we have been pursuing a breach of contract claim against a former laminate flooring supplier. An arbitration hearing was held in March 2005. On July 29, 2005, the tribunal communicated that it intended to rule in Armstrong’s favor. A hearing to address an award amount had been scheduled in September 2005. Prior to this scheduled hearing, the parties reached a settlement in which the supplier agreed to pay $6.75 million to Armstrong to resolve all existing and potential claims between the parties. The Bankruptcy Court approved the settlement in late October 2005. Under the settlement agreement, payment of the settlement amount (now in escrow) is to be made to Armstrong within approximately one

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

week following certification by Armstrong that the appeal period has passed and the approval order has become final. Accordingly, we recorded a net gain in the third quarter of 2005 of $6.4 million in our Resilient Flooring ($5.2 million) and Wood Flooring ($1.2 million) segments.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

NOTE 16. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2005, the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 24, 2005

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$937.0	$893.5	$2,696.7	$2,642.0
Cost of goods sold	720.8	699.3	2,101.5	2,046.8

Gross profit	216.2	194.2	595.2	595.2
Selling, general and administrative expenses	158.2	151.6	496.2	462.6
Goodwill impairment	—	—	—	60.0
Restructuring charges, net	1.4	1.9	17.0	5.0
Equity (earnings) from joint venture	(9.9)	(7.5)	(28.2)	(23.4)

Operating income	66.5	48.2	110.2	91.0
Interest expense (unrecorded contractual interest of $20.5, $21.7, $63.6, $65.1)	2.2	2.2	6.4	6.3
Other non-operating expense	1.1	1.1	1.4	2.9
Other non-operating (income)	(5.5)	(1.4)	(9.8)	(4.7)
Chapter 11 reorganization costs, net	1.5	2.3	4.5	6.6

Earnings from continuing operations before income taxes	67.2	44.0	107.7	79.9
Income tax expense	21.1	20.8	47.5	51.2

Net earnings from continuing operations	$46.1	$23.2	$60.2	$28.7
(Loss) from discontinued operations, net of tax of $0.2	—	—	—	(0.4)

Net earnings	$46.1	$23.2	$60.2	$28.3

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$540.8	$515.9
Accounts and notes receivable, net	405.6	336.1
Inventories, net	493.7	535.1
Deferred income taxes	15.6	15.6
Income tax receivable	7.0	7.0
Other current assets	89.1	72.5

Total current assets	1,551.8	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,562.5 and $1,540.7, respectively	1,149.6	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	488.9	480.9
Investment in affiliates	62.3	72.5
Goodwill, net	134.3	136.0
Other intangibles, net	69.0	76.0
Deferred income taxes, noncurrent	947.8	941.6
Other noncurrent assets	124.9	122.6

Total assets	$4,617.4	$4,609.4

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$21.2	$11.1
Current installments of long-term debt	6.9	8.2
Accounts payable and accrued expenses	406.8	447.4
Short term amounts due to affiliates	13.3	13.3
Income tax payable	31.0	15.3
Deferred income taxes	1.1	1.1

Total current liabilities	480.3	496.4
Liabilities subject to compromise	4,870.7	4,870.9
Long-term debt, less current installments	23.5	29.2
Postretirement and postemployment benefit liabilities	260.8	262.6
Pension benefit liabilities	231.7	258.9
Other long-term liabilities	88.2	87.6
Deferred income taxes, noncurrent	19.8	19.8
Minority interest in subsidiaries	8.1	9.3

Total noncurrent liabilities	5,502.8	5,538.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(961.7)	(1,021.9)
Accumulated other comprehensive income	42.2	42.8
Less common stock in treasury, at cost 2005 and 2004 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,365.7)	(1,425.3)

Total liabilities and shareholder’s equity	$4,617.4	$4,609.4

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2005		2004
Common stock, $1 par value:
Balance at beginning of year and September 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and September 30	$172.6		$172.7

Reduction for ESOP loan guarantee:
Balance at beginning of year and September 30	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,021.9)		$(942.2)
Net earnings for period	60.2	$60.2	28.3	$28.3

Balance at September 30	$(961.7)		$(913.9)

Accumulated other comprehensive income:
Balance at beginning of year	$42.8		$43.3
Foreign currency translation adjustments	(12.0)		(0.4)
Derivative gain, net	9.1		1.8
Minimum pension liability adjustments	2.3		—

Total other comprehensive (loss)/income	(0.6)	(0.6)	1.4	1.4

Balance at September 30	$42.2		$44.7

Comprehensive income		$59.6		$29.7

Less treasury stock at cost:
Balance at beginning of year and September 30	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,365.7)		$(1,315.3)

See accompanying notes to condensed consolidated financial statements beginning on page 36.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$60.2	$28.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106.7	105.4
Deferred income taxes	(11.1)	(0.8)
Equity (earnings) from affiliates, net	(27.5)	(25.2)
Gain on sale of investment in affiliates	(3.4)	—
Chapter 11 reorganization costs, net	4.5	6.6
Chapter 11 reorganization costs payments	(9.2)	(12.4)
Restructuring charges, net of reversals	17.0	5.0
Restructuring payments	(22.0)	(2.1)
Goodwill impairment	—	60.0
Asbestos-related insurance recoveries	—	4.5
Cash effect of hedging activities	11.1	9.7
Increase (decrease) in cash from change in:
Receivables	(85.9)	(58.3)
Inventories	24.0	(54.4)
Other current assets	5.5	13.5
Other noncurrent assets	(26.8)	(24.1)
Accounts payable and accrued expenses	11.9	54.1
Income taxes payable	18.1	(11.4)
Other long-term liabilities	(3.0)	9.2
Other, net	(6.6)	(4.7)

Net cash provided by operating activities	63.5	102.9

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(83.4)	(69.1)
Distributions from equity affiliates	17.0	—
Proceeds from the sale of investment in affiliates	20.6	—
Proceeds from the sale of assets	4.7	4.6

Net cash (used for) investing activities	(41.1)	(64.5)

Cash flows from financing activities:
Increase in short-term debt, net	12.1	12.3
Payments of long-term debt	(4.3)	(6.1)
Other, net	—	(1.3)

Net cash provided by financing activities	7.8	4.9

Effect of exchange rate changes on cash and cash equivalents	(5.3)	1.0

Net increase in cash and cash equivalents	24.9	44.3
Cash and cash equivalents at beginning of year	515.9	484.3

Cash and cash equivalents at end of period	$540.8	$528.6

See accompanying notes to condensed consolidated financial statements beginning on page 36.

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

Operating results for the third quarter and first nine months of 2005 and the corresponding periods of 2004 included in this report are unaudited.

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 15 under “Asbestos-Related Litigation”.

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

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005. On March 18, 2005, AWI filed a motion to expedite the appeal to the U.S. Court of Appeals. On April 28, 2005 the court granted the motion. A motion to dismiss the appeal for alleged lack of jurisdiction was filed by the Committee of Unsecured Creditors on March 29, 2005. On October 24, 2005, the court held oral arguments on the appeal and the court has not yet issued its ruling. AWI is also reviewing other options to resolve its Chapter 11 Case, and is monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 15). AWI is unable to predict whether the POR will be confirmed or when AWI would emerge from Chapter 11.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 15 under “Asbestos-Related Litigation.”

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 15.

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

Financing

AWI has a $75.0 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of September 30, 2005, AWI had approximately $43.4 million in letters of credit, which were issued pursuant to the DIP Facility. As of September 30, 2005, AWI had $306.9 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at September 30, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 15 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities through September of 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Professional fees	$4.7	$3.6	$11.8	$9.6
Interest income, post-Filing	(3.2)	(1.4)	(7.5)	(3.1)
Adjustments to pre-Filing liabilities		—	0.1	—
Other expense directly related to bankruptcy, net	—	0.1	0.1	0.1

Total Chapter 11 reorganization costs, net	$1.5	$2.3	$4.5	$6.6

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 3. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales to external customers	2005	2004	2005	2004
Resilient Flooring	$311.5	$308.1	$914.0	$934.1
Wood Flooring	220.2	209.4	624.9	620.9
Textiles and Sports Flooring	79.7	70.0	211.4	197.4
Building Products	268.2	250.2	784.5	727.5
Cabinets	57.4	55.8	161.9	162.1

Total sales to external customers	$937.0	$893.5	$2,696.7	$2,642.0

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment operating income (loss)	2005	2004	2005	2004
Resilient Flooring	$7.7	$10.8	$(5.8)	$(13.3)
Wood Flooring	25.7	7.1	54.4	38.5
Textiles and Sports Flooring	3.2	2.8	(3.2)	(0.8)
Building Products	43.1	40.0	116.0	106.3
Cabinets	(0.3)	2.8	(9.5)	4.9
Unallocated Corporate (expense)	(12.9)	(15.3)	(41.7)	(44.6)

Total consolidated operating income	$66.5	$48.2	$110.2	$91.0

Segment assets	September 30, 2005	December 31, 2004
Resilient Flooring	$708.2	$737.9
Wood Flooring	653.0	663.6
Textiles and Sports Flooring	207.7	218.1
Building Products	608.3	596.3
Cabinets	104.9	102.2

Total segment assets	2,282.1	2,318.1
Assets not assigned to segments	2,335.3	2,291.3

Total consolidated assets	$4,617.4	$4,609.4

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 filing (see Note 2), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the condensed consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 2 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 15 for further discussion of AWI’s asbestos liability.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

Liabilities subject to compromise at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.9
Prepetition other payables and accrued interest	71.0	70.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,870.7	$4,870.9

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $20.5 million and $63.6 million in the third quarter and first nine months of 2005, respectively, and $21.7 million and $65.1 million in the third quarter and the first nine months of 2004, respectively.

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

NOTE 6. INVENTORIES

	September 30, 2005	December 31, 2004
Finished goods	$325.5	$362.9
Goods in process	48.2	49.3
Raw materials and supplies	187.7	212.8
Less LIFO and other reserves	(67.7)	(89.9)

Total inventories, net	$493.7	$535.1

NOTE 7. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas hedging instruments. These instruments are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent the hedge is considered effective as defined by SFAS 133, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at September 30, 2005 was a $28.0 million asset compared to a $5.3 million asset at December 31, 2004, due to the price of natural gas increasing during the year.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. EQUITY INVESTMENTS

Investments in affiliates of $62.3 million at September 30, 2005 reflected the equity interest in our 50% investment in our WAVE joint venture. The balance decreased $10.2 million from December 31, 2004, primarily due to the August 2005 sale of our equity interest in Interface Solutions, Inc. partially offset by our equity interest in WAVE’s net undistributed earnings. Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$77.6	$68.2	$230.0	$209.9
Gross profit	24.9	21.1	70.9	64.0
Net earnings	19.9	14.9	56.4	46.7

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2005, we had goodwill of approximately $136 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the changes in goodwill for the first nine months of 2005.

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	September 30, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.7)	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.7)	—	$134.3

(1)	Consists of the effects of foreign exchange.

During the second quarter of 2004, we recorded a $60 million goodwill impairment charge in our European resilient flooring unit. This charge was caused by lowered financial projections for this business due to significant operating losses.

The following table details amounts related to intangible assets as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$112.8	$76.5	$109.8	$66.4
Land use rights and other	4.5	1.1	4.4	1.0

Total	$117.3	$77.6	$114.2	$67.4

Unamortized intangible assets
Trademarks and brand names	$29.3		$29.2

Other intangible assets, gross	$146.6		$143.4

Aggregate Amortization Expense
For the nine months ended September 30, 2005		$12.8
For the nine months ended September 30, 2004		$11.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 10. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $17.0 million and $5.0 million were recorded in the first nine months of 2005 and 2004, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal)
	Three Months Ended September 30,		Nine Months Ended September 30,
Action Title	2005	2004	2005	2004	Segment
Lancaster Plant	$0.2	—	$11.3	—	Resilient Flooring
Hoogezand	1.1	$1.9	5.1	$5.8	Building Products
North America SG&A	—	—	(0.1)	—	Resilient Flooring
Morristown	0.1	—	0.4	—	Cabinet Products
Searcy	—	—	0.1	—	Wood Flooring
Oss	—	—	0.2	—	Textiles & Sports Flooring
European consolidation	—	—	—	(0.8)	Resilient Flooring, Textiles & Sports Flooring

Total	$1.4	$1.9	$17.0	$5.0

Lancaster Plant: The charge related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $11.3 million charge in 2005, $10.5 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. The other $0.8 million is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $12.3 million related primarily to severance and pension related costs. We expect to incur an additional $27 million of restructuring charges starting in the fourth quarter of 2005 and continuing through 2008, with the majority of charges to be incurred in 2005 and 2006. Additionally, we recorded $5.3 million of accelerated depreciation and $2.7 million of other related costs in the first nine months of 2005, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $16.0 million, and expect to incur an additional $0.8 million in the fourth quarter of 2005. Additionally, we recorded $0.5 million and $1.5 million of accelerated depreciation in cost of goods sold in the first nine months of 2005 and 2004, respectively. We also recorded $0.6 million and $0.2 million of other related costs in cost of goods sold in the first nine months of 2005 and 2004, respectively.

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

Morristown: The 2005 charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.4 million of related shutdown costs and expect to incur an additional $0.1 million of shutdown costs in the remainder of 2005. Additionally, we recorded $0.2 million of accelerated depreciation and $0.9 million of other related costs in 2005, both in cost of goods sold.

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

The following table summarizes activity in the restructuring accruals for the first nine months of 2005 and 2004.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(22.0)	$6.5	$(1.0)	$8.3
2004	10.0	(2.1)	5.0	0.1	13.0

The amount in “other” for 2005 and 2004 is related to the effects of foreign currency translation.

Of the September 30, 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the ending balance of the restructuring accrual as of September 30, 2005 relates to a noncancelable operating lease which extends through 2017, a lease for office space in the U.S. which is expected to be settled as part of our Chapter 11 emergence process, and severance for terminated employees, the majority of which will be paid in 2005.

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings from continuing operations before income taxes	$67.2	$44.0	$107.7	$79.9
Income tax expense	21.1	20.8	47.5	51.2
Effective tax rate	31.4%	47.3%	44.1%	64.1%

The 2005 effective tax rates for the third quarter and first nine months are lower than the comparable 2004 periods primarily due to the favorable conclusion of I.R.S. audit and appeals issues for $3.7 million in 2005 and the impact of the AJCA dividends as described below. In addition, the nine-month tax rate for 2004 included a $60 million non-taxable goodwill impairment charge.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the third quarter of 2005, AWI approved a dividend plan whereby $5.1 million of qualified and $17.1 million of base dividends were declared. AWI reported a $2.9 million tax benefit in the third quarter of 2005 for this event due to the utilization of additional deemed-paid foreign tax credits and the release of deferred tax liabilities previously recorded on the underlying earnings. AWI is evaluating further dividends, which may be declared in the fourth quarter of 2005. The range of possible amounts that we are

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

considering for repatriation under this provision is between zero and $60 million. The related potential range of income tax expense is between zero and $3.6 million.

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

NOTE 12. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$6.2	$5.8	$18.5	$17.4
Interest cost on projected benefit obligation	24.0	22.8	71.9	68.5
Expected return on plan assets	(39.4)	(36.9)	(118.4)	(110.8)
Amortization of prior service cost	4.1	4.3	12.4	13.0
Recognized net actuarial loss	0.3	0.4	1.1	1.2

Net periodic pension (credit)	$(4.8)	$(3.6)	$(14.5)	$(10.7)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.7	$0.6	$2.1	$1.9
Interest cost on projected benefit obligation	5.2	5.5	15.5	16.5
Amortization of prior service benefit	(1.4)	(1.3)	(4.2)	(4.1)
Recognized net actuarial loss	2.9	2.4	8.9	7.3

Net periodic postretirement benefit cost	$7.4	$7.2	$22.3	$21.6

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.4	$2.4	$7.6	$7.1
Interest cost on projected benefit obligation	5.3	5.2	16.5	15.7
Expected return on plan assets	(3.8)	(3.6)	(11.9)	(10.9)
Amortization of transition obligation	—	—	(0.1)	—
Amortization of prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.4	0.1	1.4	0.3

Net periodic pension cost	$4.4	$4.2	$13.7	$12.4

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $22.7 million to our non-U.S. defined benefit pension plans in 2005. As of September 30, 2005, $20.3 million of contributions have been made. We presently anticipate contributing an additional $5.5 million to fund our non-U.S. pension plans in 2005 for a total of $25.8 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2005 and 2004:

	2005	2004
Balance at January 1	$22.6	$25.5
Reductions for payments	(28.5)	(28.4)
Current year warranty accruals	29.7	27.1
Preexisting warranty accrual changes	(0.2)	(0.7)
Effects of foreign exchange translation	(1.0)	(0.1)

Balance at September 30	$22.6	$23.4

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2005	2004
Interest paid	$1.5	$1.7
Income taxes paid, net	$41.1	$63.2

NOTE 15. LITIGATION AND RELATED MATTERS

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

Asbestos-Related Liability

Based upon events through early March 2003, primarily the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at September 30, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of September 30, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of September 30, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first nine months of 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during the first nine months of 2005 but received $4.5 million during the first nine months of 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has negotiated a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the Settlement, AWI would have contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI would continue to participate in the cleanup under a previously approved Consent Decree. Upon this global settlement becoming effective, the EPA proof of claim will be amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. On April 8, 2005, AWI and EPA filed a joint motion with the Bankruptcy Court seeking approval of the Settlement Agreement. Liberty Mutual Insurance Company and Travelers Indemnity Company and Travelers Casualty and Surety Company filed objections to the joint motion with the Bankruptcy Court. Following negotiations with the insurers, AWI entered into a Stipulation with each of them resolving their objections. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005.

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

A foreign subsidiary of AWI sold a manufacturing facility in 1990, which was prior to AWI’s acquisition of the subsidiary. Under the terms of the sales agreement, an environmental indemnification was provided to the buyer of the facility. During the third quarter of 2005, the facility owner discovered additional areas of soil contamination that require additional remediation. Accordingly, a $3.1 million charge was recorded within SG&A expense to increase our probable liability. As additional sampling efforts and meetings with local government authorities continue, further increases to our recorded liability are possible.

Summary of Financial Position

Liabilities of $28.9 million and $28.0 million at September 30, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the September 30, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at September 30, 2005 and $2.4 million at December 31, 2004.

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

PATENT INFRINGEMENT CLAIMS

We are a defendant in two lawsuits claiming patent infringement related to some of our laminate flooring products. The plaintiffs have claimed unspecified monetary damages. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation.

BREACH OF CONTRACT CLAIM

Since 2003, we have been pursuing a breach of contract claim against a former laminate flooring supplier. An arbitration hearing was held in March 2005. On July 29, 2005, the tribunal communicated that it intended to rule in Armstrong’s favor. A hearing to address an award amount had been scheduled in September 2005. Prior to this scheduled hearing, the parties reached a settlement in which the supplier agreed to pay $6.75 million to Armstrong to resolve all existing and potential claims between the parties. The Bankruptcy Court approved the settlement in late October 2005. Under the settlement agreement, payment of the settlement amount (now in escrow) is to be made to Armstrong within approximately one week following certification by Armstrong that the appeal period has passed and the approval order has become final. Accordingly, we recorded a net gain in the third quarter of 2005 of $6.4 million in our Resilient Flooring ($5.2 million) and Wood Flooring ($1.2 million) segments.

OTHER CLAIMS

Additionally, we are involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar amounts in millions, except share data)

claims, we do not expect that any sum that may have to be paid in connection with these matters will have a materially adverse effect on our consolidated financial position or liquidity, however it could be material to the results of operations in the particular period in which a matter is resolved.

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

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. Certain prior year amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Uncertainties Affecting Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. Therefore, productivity improvements, both in our plants and in our administration of the businesses, is critical.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 2 of the Condensed Consolidated Financial Statements for information on the Chapter 11 Case and Note 15 of the Condensed Consolidated Financial Statements for information on asbestos litigation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Financial highlights for the third quarter and first nine months:

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates
	2005	2004
Three months ended September 30
Total Consolidated Net Sales	$937.0	$893.5	4.9%	4.5%
Operating Income	$66.5	$48.2	38.0%	36.0%
Net increase in cash and cash equivalents	$80.7	$34.3	Favorable
Nine months ended September 30
Total Consolidated Net Sales	$2,696.7	$2,642.0	2.1%	0.8%
Operating Income	$110.8	$91.0	21.8%	22.3%
Goodwill Impairment	—	(60.0)

Operating Income prior to Goodwill Impairment	$110.8	$151.0	(26.6)%	(26.4)%
Net increase in cash and cash equivalents	$24.9	$44.3	(43.8)%

In the third quarter of 2005 compared to the third quarter of 2004:

•	Resilient Flooring’s operating income declined due to higher raw material costs and increased expenses for environmental matters.

•	Wood Flooring’s operating income grew significantly as sales volume increased and lumber prices declined.

•	Textiles and Sports Flooring’s sales and operating income improved.

•	Building Products’ sales and operating income grew steadily.

•	Cabinets reported an operating loss primarily due to continued production inefficiencies and consulting costs.

•	Cash increased primarily due to improved working capital and proceeds from the sale of our equity investment in Interface Solutions, Inc. (“ISI”)

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the third quarter of 2005, these markets experienced the following:

•	In the North American residential market, housing activity grew, but at a slower pace than recent quarters. U.S. single family housing completions in the third quarter of 2005 were approximately 7% higher than in the third quarter of 2004 (our products tend to be installed towards the latter stages of the housing construction process). U.S. housing starts in the third quarter of 2005 were approximately 5% higher than the third quarter of 2004. Sales of existing homes increased approximately 7% in the third quarter of 2005 compared to the third quarter of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased approximately 9% in the third quarter of 2005 over sales levels in the third quarter of 2004. This was partially due to the continued momentum in existing home sales.

•	The North American commercial construction market continued to expand in the third quarter of 2005 in dollar terms with material price inflation suggesting flat to slight decline in square footage. Industry statistics indicate continued marginal improvements for project starts in 2005. Although the office market appears to have lost some momentum, vacancy rates are at a three and a half year low, and there is evidence of rising rents. Office-using employment continues a modest expansion. Combined with lower vacancy rates, this may provide impetus for new starts over the next few quarters. Industry statistics indicate flat to slight growth in other key segments such as education and retail, but activities in those segments remain at high levels.

•	In Europe, we continued to experience soft market conditions in the Western European countries.

•	In Asia Pacific, we experienced slower demand in China but continued strong demand in other regions.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the third quarter of 2005:

•	Hurricane Katrina significantly damaged our Building Products location in Mobile, Alabama. Production was suspended at Mobile for approximately two weeks. Lead times for customer orders were extended for a short period of time and other Building Products plants were utilized to service the market. In general, these actions resulted in minimal customer service issues in our U.S. markets.

•	Our performance in fulfilling orders for the Cabinets business has been negatively affected by plant inefficiencies resulting from the transfer of production related to the Morristown plant shutdown. We expect to resolve the majority of these issues in the fourth quarter of 2005.

Pricing Initiatives. During 2005 and 2004, changes in costs for raw materials, labor and labor-related expenses, energy and other areas led us to modify prices. These pricing initiatives positively impacted net sales in the first nine months of 2005 compared to 2004. The most significant of these pricing actions were:

•	In Resilient Flooring, we increased prices for selected U.S. products several times since the third quarter of 2004 and announced price increases effective in the fourth quarter of 2005. We have made price concessions for certain products and geographical regions to respond to competitive conditions. We also increased prices on selected European products effective July 1, 2005.

•	In Wood Flooring, price changes have been implemented to reflect raw material cost changes and in response to competitive conditions. For example, in 2004, selling prices were increased on solid wood products in response to increased lumber costs. In 2005, we decreased selling prices on solid wood products in response to declining lumber prices and competitive conditions.

•	In Building Products, we implemented several price increases since the third quarter of 2004 and announced price increases effective in the fourth quarter of 2005 in reaction to inflationary cost pressures.

•	In Cabinets, we increased prices effective in the first quarter of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In certain cases, price increases actually realized were less than the announced price increases in cases where we needed to adjust to competitive actions and changing market conditions.

The pricing actions described above positively impacted consolidated net sales in the third quarter of 2005 by approximately $7 million and in the first nine months of 2005 by approximately $29 million, when compared to the same periods of 2004.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, increased its purchasing of laminate flooring products from other suppliers in the second quarter of 2004. Further, Lowe’s advised us in 2004 that they will reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. Our total laminate flooring sales declined approximately 25% in the third quarter of 2005 and approximately 22% in the first nine months of 2005, when compared to the same periods of 2004, primarily as a result of these actions. We currently estimate 2005 net sales will be negatively impacted by approximately $35 million.

Certain national retailers dedicated less of their selling space to vinyl flooring as customer demand for these products declined. This action contributed to the sales volume decline in the first nine months of 2005 in our Resilient Flooring Americas business.

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

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. In January 2005, a U.S. supplier ceased producing PVC resins. While we have been able to address our PVC needs from other suppliers, the reduced manufacturing capacity led to upward pricing pressure. Cost to acquire PVC resin, plasticizers and film prices increased by approximately $8 million in the third quarter of 2005 compared to the third quarter of 2004 and increased approximately $31 million in the nine month comparative period.

During the third quarter of 2005, hurricanes that affected the Gulf Coast of the U.S. negatively impacted PVC production. In October 2005, one of our PVC resin suppliers had a fire at a manufacturing facility that will potentially further impact the supply and price of PVC. We are working to secure alternative sources of supply and evaluating product formulation changes available to us that would reduce the use of the resins. However, temporary disruption in the manufacturing of certain vinyl flooring products may occur and we expect PVC costs to increase.

•	Prices for hardwood lumber rose slightly during the third quarter of 2005 but were still much lower than the third quarter of 2004. Our cost for acquiring lumber in the third quarter of 2005 was approximately $17 million lower than in the third quarter of 2004 and approximately $44 million lower in the nine month comparative period. The reduction in our lumber cost was partially due to reduced purchases of more expensive pre-dried lumber due to efficiencies in our lumber yards.

In the third quarter of 2005, overall raw materials costs were essentially flat as lumber price declines were offset by PVC and other raw material cost inflation.

We incurred approximately $3 million of additional costs for natural gas in the third quarter of 2005 compared to the third quarter of 2004, and approximately $8 million of additional costs for natural gas in the first nine months of 2005 compared to the first nine months of 2004. Additionally, we anticipate that

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

the hurricanes that affected the Gulf Coast during the third quarter of 2005 will lead to further natural gas price increases and concerns about supply.

In our normal course of business, we transfer certain products between locations to take advantage of our production capabilities and to better service our customers’ needs. During 2005, we have incurred additional transportation costs, due to rising fuel costs and to maintain customer service levels. We incurred approximately $6 million of additional freight costs in the third quarter of 2005 compared to the third quarter of 2004, and approximately $10 million of additional freight costs in the first nine months of 2005 compared to the first nine months of 2004.

Cost Reduction Initiatives. During 2004, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. We did not initiate any major cost reduction activities in the first nine months of 2005 but did incur costs in the first nine months of 2005 related to previously announced cost reduction initiatives. The major 2004 initiatives were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants. We also announced that we will cease production of certain other products in Lancaster by December 31, 2005.

•	We announced that we will cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location in Münster, Germany.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We ceased production at our Wood Flooring manufacturing plant in Searcy, Arkansas, transferring production to other Wood Flooring plants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Three months ended September 30, 2005
Resilient Flooring	$2.5	$0.2	$2.7
Wood Flooring	—	—	—
Textiles & Sports Flooring	—	—	—
Building Products	0.1	1.1	1.2
Cabinets	0.2	0.1	0.3

Total Consolidated	$2.8	$1.4	$4.2

Nine months ended September 30, 2005
Resilient Flooring	$8.0	$11.2	$19.2
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	1.1	5.1	6.2
Cabinets	1.1	0.4	1.5

Total Consolidated	$10.2	$17.0	$27.2

Cost of goods sold includes $1.7 million of accelerated depreciation and $1.1 million of other related costs in the third quarter and $6.0 million of accelerated depreciation and $4.2 million of other related costs in the first nine months of 2005.

During 2004, we recorded additional amounts related to cost reduction initiatives. Primarily:

•	We recorded costs associated with the announcement that we will cease production at our Building Products plant in The Netherlands.

•	We recorded an additional asset impairment charge on one of our Wood Flooring plants that was closed in 2003.

We incurred the following net expenses in 2004 for cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges/ (Reversals)	Total Net Expenses
Three months ended September 30, 2004
Resilient Flooring	$—	$—	$—
Wood Flooring	0.7	—	0.7
Textiles & Sports Flooring	—	—	—
Building Products	0.3	1.9	2.2

Total Consolidated	$1.0	$1.9	$2.9

Nine months ended September 30, 2004
Resilient Flooring	$—	$(0.3)	$(0.3)
Wood Flooring	0.7	—	0.7
Textiles & Sports Flooring	—	(0.5)	(0.5)
Building Products	1.7	5.8	7.5

Total Consolidated	$2.4	$5.0	$7.4

Cost of goods sold includes $0.3 million of accelerated depreciation and $0.7 million of other related costs in the third quarter and $1.5 million of accelerated depreciation and $0.9 million of other related costs in the first nine months of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

See Note 10 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

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

During the first nine months of 2005, our cash and cash equivalents balance increased by $24.9 million, compared to an increase of $44.3 million during the same period of 2004. The change was due primarily to $39.4 million lower cash provided by operations and higher capital expenditures in 2005, partially offset by distributions received from WAVE in 2005 and proceeds from the sale of our equity investment in ISI in 2005. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of September 30, 2005, we had approximately 14,900 full-time and part-time employees worldwide, compared to approximately 15,500 employees as of December 31, 2004. The decline reflects headcount reductions associated with recent cost reduction initiatives in Resilient Flooring and Wood Flooring. During the third quarter of 2005, collective bargaining agreements covering approximately 1,200 employees at five domestic plants were scheduled to expire. As of the date of this filing, these employees are working under extended contracts. Employees at these five plants are represented by the same international union.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2005 COMPARED TO 2004

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2005	2004
Three months ended September 30
Net Sales:
Americas	$674.8	$644.6	4.7%	4.3%
Europe	231.8	219.0	5.8%	6.1%
Pacific	30.4	29.9	1.7%	(2.3)%

Total Consolidated Net Sales	$937.0	$893.5	4.9%	4.5%
Operating Income	$66.5	$48.2	38.0%	36.0%
Nine months ended September 30
Net Sales:
Americas	$1,936.5	$1,924.4	0.6%	0.3%
Europe	673.5	635.2	6.0%	2.2%
Pacific	86.7	82.4	5.2%	2.5%

Total Consolidated Net Sales	$2,696.7	$2,642.0	2.1%	0.8%
Operating Income	$110.8	$91.0	21.8%	22.3%

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $2.8 million for three months and $32.5 million for nine months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.7 million for three months and unfavorable foreign exchange rate effect of $0.4 million for nine months as a result of applying exchange rates to net foreign operating losses.

Net sales in the Americas increased in the third quarter due to higher Building Products and Wood Flooring sales. Net sales in the Americas were flat for the first nine months as increases in Building Products were offset by declines in Resilient Flooring.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased in the third quarter and in the first nine months in the Resilient Flooring and Textiles and Sports Flooring segments.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area declined in the third quarter but increased in the first nine months due to Building Products sales.

Cost of goods sold in the third quarter of 2005 was 76.9% of net sales, compared to 78.3% in the same period of 2004. Cost of goods sold in the first nine months of 2005 was 77.9% of net sales, compared to 77.5% in the same period of 2004. The third quarter percentage decrease was primarily due to an accrual related to a favorable decision in a breach of contract dispute, proceeds received from a business interruption insurance claim, productivity improvements and a higher U.S. pension credit, which were partially offset by higher costs for raw materials, energy and transportation.

SG&A expenses in the third quarter of 2005 were $158.2 million (16.9% of net sales) compared to $151.6 million (17.0% of net sales) in the third quarter of 2005. The increase was primarily a result of the impact of higher sales, higher compensation costs and increased advertising expenses. SG&A expenses for the first nine months of 2005 were $495.6 million (18.4% of net sales) compared to $462.6 million (17.5% of net sales) for the corresponding 2004 period. Excluding the foreign exchange translation effect of $9.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

million, SG&A expenses in the first nine months of 2005 were $23.9 million higher than the prior year. The increase was primarily the result of higher selling and advertising expenses and higher compensation costs, partially offset by higher 2004 environmental charges.

In the second quarter of 2004, we recorded a $60 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. See Note 9 for further information.

We recorded net restructuring charges of $1.4 million in the third quarter and $17.0 million in the first nine months of 2005 compared to $1.9 million in the third quarter and $5.0 million in the first nine months of 2004. See Note 10 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from our WAVE joint venture were $9.9 million in the third quarter of 2005 compared to $7.5 million for the third quarter of 2004, and $28.2 million in the first nine months of 2005 compared to $23.4 million for the first nine months of 2004. See Note 8 for further information.

Operating income of $66.5 million in the third quarter and $110.8 million in the first nine months of 2005 compared to operating income of $48.2 million and $91.0 million in the same periods of 2004.

Interest expense was $2.2 million in the third quarter of 2005 and 2004. Interest expense was $6.5 million in the first nine months of 2005, compared to $6.3 million in the first nine months of 2004. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $20.5 million in the third quarter and $63.6 million in the first nine months of 2005 and $21.7 million in the third quarter and $65.1 million in the first nine months of 2004. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Other non-operating income of $5.5 million in the third quarter and $9.9 million in the first nine months of 2005 compared to other non-operating income of $1.4 million and $4.7 million in the same periods of 2004. The third quarter and nine months 2005 results included a $3.4 million gain on the sale of our equity investment in Interface Solutions, Inc.

Income tax expense of $21.1 million and $47.5 million for the third quarter and first nine months of 2005 compared to $20.8 million and $51.2 million in the comparable 2004 periods. The 2005 effective tax rates for the third quarter and first nine months are lower than the comparable 2004 periods primarily due to the favorable conclusion of I.R.S. audit and appeals issues for $3.7 million in 2005 and the impact of the AJCA dividends as described below. In addition, the nine-month tax rate for 2004 included a $60 million non-taxable goodwill impairment charge. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the third quarter of 2005, AWI approved a dividend plan whereby $5.1 million of qualified and $17.1 million of base dividends were declared. AWI reported a $2.9 million tax benefit in the third quarter of 2005 for this event due to the utilization of additional deemed-paid foreign tax credits and the release of deferred tax liabilities previously recorded on the underlying earnings. AWI is evaluating further dividends, which may be declared in the fourth quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $60 million. The related potential range of income tax expense is between zero and $3.6 million.

Net income of $46.1 million for the third quarter and $60.8 million for the first nine months of 2005 compared to net income of $23.2 million for the third quarter and net income of $28.3 million for the first nine months of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$233.5	$233.3	0.1%	(0.5)%
Europe	64.6	61.8	4.5%	4.9%
Pacific	13.4	13.0	3.1%	(1.5)%

Total Segment Net Sales	$311.5	$308.1	1.1%	0.5%
Operating Income	$7.7	$10.8	(28.7)%	(31.9)%

Nine months ended September 30
Net Sales:
Americas	$677.5	$715.5	(5.3)%	(5.8)%
Europe	197.7	180.9	9.3%	5.3%
Pacific	38.8	37.7	2.9%	(0.3)%

Total Segment Net Sales	$914.0	$934.1	(2.2)%	(3.4)%
Operating (Loss)	$(5.8)	$(13.3)	Favorable	Favorable

(1)	Excludes favorable effect of foreign exchange rates on net sales of $1.8 million for three months and $11.7 million for nine months. Excludes favorable effect of foreign exchange rates on operating income of $0.5 million for three months and unfavorable effect of foreign exchange rates of $0.7 million for nine months as a result of applying exchange rates to foreign operating losses.

Net sales in the Americas were flat in the third quarter as increased sales of commercial vinyl products offset declines in laminate products. Net sales in the Americas decreased in the first nine months of 2005 due to declines in residential vinyl products and laminate products. The reduction in sales of residential vinyl products reflects a shift in consumer preference in the residential market away from vinyl products. The declines in laminate flooring net sales (25% in the third quarter and 22% for the nine month period) were primarily the result of lower sales to Lowe’s (see Factors Affecting Revenues).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased in the third quarter and first nine months of 2005 due to higher volume, which benefited from new product introductions, partially offset by price concessions in selected products due to competitive pressure.

Operating income for the third quarter declined $3.1 million due to inflationary cost pressures, especially on raw materials, higher charges for cost reduction initiatives, and increased expenses of $3.1 million for environmental matters at a formerly owned site. These items more than offset the benefits of selling price increases, production efficiencies, a $5.2 million gain from the settlement of a breach of contract dispute and $2.4 million of proceeds received from a business interruption insurance claim. Operating results for the first nine months of 2004 included a second quarter non-cash goodwill impairment loss of $60 million related to our European resilient flooring unit. Excluding this charge, the comparable nine-month decline in operating results was due to lower net sales, sales of lower margin products in Europe, increased costs to purchase PVC resins, increased charges for cost reduction initiatives and higher advertising and promotional expenses. These items were only partially offset by selling price gains, manufacturing efficiency improvements and the gain from the settlement of the breach of contract dispute.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2005	2004	Change is Favorable
Three months ended September 30
Total Segment Net Sales(1)	$220.2	$209.4	5.2%
Operating Income	$25.7	$7.1	Favorable

Nine months ended September 30
Total Segment Net Sales(1)	$624.9	$620.9	0.6%
Operating Income	$54.4	$38.5	41.3%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the third quarter and first nine months of 2005 increased by $10.8 million and $4.0 million, respectively. Units sold of pre-finished solid wood floors increased by approximately 10% in the third quarter primarily due to strong sales to home center retailers and 1% for the first nine months. Units sold of engineered hardwood floors increased 14% in the third quarter and first nine months primarily due to continued strong overall demand. Net sales in the third quarter and first nine months were negatively impacted by price declines which were made in response to declining lumber prices and competitive pressures.

Operating income in the third quarter and first nine months increased by $18.6 million and $15.9 million, respectively, from the same periods in 2004. For the third quarter, the increase was due to higher sales volume, declines in lumber prices, improved manufacturing productivity and a gain from the settlement of a breach of contract dispute, that more than offset lower selling prices and non-lumber inflationary cost pressures.

Textiles and Sports Flooring

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Total Segment Net Sales	$79.7	$70.0	13.9%	13.7%
Operating Income	$3.2	$2.8	14.3%	18.5%

Nine months ended September 30
Total Segment Net Sales	$211.4	$197.4	7.1%	2.9%
Operating (Loss)	$(3.2)	$(0.8)	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $0.1 million for three months and $8.1 million for nine months. Excludes unfavorable foreign exchange rate effect in translation on operating income of $0.1 million for three months and $0.4 million for nine months as a result of applying exchange rates to foreign operating losses.

Net sales in the third quarter increased approximately 14% due to higher volume of carpet tiles and outdoor sports flooring. Excluding the translation effects of changes in foreign exchange rates, net sales in the first nine months increased approximately 3% due to favorable changes in customer and geographic mix.

Third quarter operating income increased as the impact of higher sales volume offset raw material inflation. The third quarter of 2004 also included a $1.8 million gain on the sale of a closed manufacturing facility. The operating loss for the first nine months of 2005 increased due to higher raw material costs which were only partially offset by the impact of higher sales and lower selling expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

			Change is Favorable/(Unfavorable)
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$163.7	$147.4	11.1%	10.5%
Europe	87.5	85.9	1.9%	2.5%
Pacific	17.0	16.9	0.6%	(2.9)%

Total Segment Net Sales	$268.2	$250.2	7.2%	6.8%
Operating Income	$43.1	$40.0	7.8%	7.5%

Nine months ended September 30
Net Sales:
Americas	$472.2	$428.3	10.2%	9.6%
Europe	264.4	254.5	3.9%	0.3%
Pacific	47.9	44.7	7.2%	4.8%

Total Segment Net Sales	$784.5	$727.5	7.8%	6.0%
Operating Income	$116.0	$106.3	9.1%	8.3%

(1)	Excludes favorable foreign exchange rate effect in translation on net sales of $0.9 million for three months and $12.6 million for nine months. Excludes favorable foreign exchange rate effect in translation on operating income of $0.1 million for three months and $0.8 million for nine months.

In the third quarter of 2005, net sales in the Americas benefited from higher selling prices and a 2% unit volume increase, primarily from the U.S. commercial market partially offset by declines in Latin America. For the first nine months, net sales in the Americas reflected higher selling prices and a 3% volume increase.

Excluding the translation effect of changes in foreign exchange rates, 2005 net sales in Europe increased for the third quarter and first nine months of 2005 primarily due to higher selling prices mostly offset by lower sales volume in Western Europe.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific area in the third quarter declined due to slower demand in China. Net sales for the first nine months increased primarily due to strong sales in India and Australia, partially offset by slower demand in China.

Operating income for the third quarter and first nine months increased $3.1 million and $9.7 million, respectively. The increases were primarily due to higher equity earnings from WAVE of $2.4 million for the third quarter and $4.8 million for the first nine months. Inflationary cost pressures more than offset the impact of higher selling prices in both periods. For the first nine months, operating income benefited from the impact of sales volume gains in the Americas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cabinets

	2005	2004	Change is Favorable/ (Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$57.4	$55.8	2.9%
Operating Income/(Loss)	$(0.3)	$2.8	Unfavorable

Nine months ended September 30
Total Segment Net Sales(1)	$161.9	$162.1	(0.1)%
Operating Income/(Loss)	$(9.5)	$4.9	Unfavorable

(1)	Substantially all Cabinets products are sold in the U.S.

Net sales in the third quarter increased due to improved product mix, primarily due to new product introductions and higher selling prices, partially offset by lower volume and decreased installation revenue. Sales volume in the third quarter and first nine months of 2005 was constrained by manufacturing inefficiencies which led to slower order fulfillment.

Operating losses in the third quarter and first nine months of 2005 were caused by manufacturing inefficiencies in other plants resulting from the transfer of production from Morristown and higher SG&A expenses (primarily consulting costs), partially offset by the impact of improved product mix and higher selling prices.

Unallocated Corporate

Unallocated corporate expense was $12.9 million in the third quarter of 2005 compared to $15.3 million in 2004. Unallocated corporate expense of $41.1 million in the first nine months of 2005 decreased from $44.6 million in 2004. Both declines were primarily due to higher prior year environmental charges and an increased 2005 U.S. pension credit, partially offset by higher costs in 2005 for compensation programs (retention bonuses, incentive compensation, executive transition and severances).

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $24.9 million in the first nine months of 2005, compared to a $44.3 million increase in 2004.

Operating activities in the first nine months of 2005 provided $63.5 million of net cash, compared to $102.9 million in the same period of 2004. The net reduction of $39.4 million resulted from lower net earnings (excluding the $60 million non-cash goodwill impairment charge in 2004), higher restructuring payments for severance and higher payments for accounts payable and accrued expenses, partially offset by a net reduction in inventories. The higher payments for accounts payable and accrued expenses related primarily to prior year accruals for incentive compensation and capital expenditures. The net reduction in inventory is due to declining inventory balances in 2005 compared to increased inventory during the first nine months of 2004.

Net cash used for investing activities was $41.1 million in the first nine months of 2005, compared to $64.5 million in 2004. The net increase of $23.4 million resulted from proceeds from the sale of our equity interest in ISI of $20.6 million and $17.0 million of distributions received from WAVE were partially offset by higher capital expenditures of $14.3 million to upgrade our manufacturing operations. In the first nine months of 2004, we did not receive any distribution from WAVE.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Net cash of $7.8 million was provided by our financing activities in the first nine months of 2005, compared to $4.9 million provided in the same period of 2004. The year-to-year change was due to lower debt payments made by certain subsidiaries that are not participating in our Chapter 11 Case.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2004 to September 30, 2005 are as follows:

	September 30, 2005	December 31, 2004	Increase
Cash and cash equivalents	$540.8	$515.9	$24.9
Current assets, excluding cash and cash equivalents	1,011.0	966.3	44.7

Current assets	$1,551.8	$1,482.2	$69.6

The increase in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in accounts receivable due to higher sales in September 2005 than December 2004 plus a higher fair market value of hedges related to natural gas, partially offset by a decrease in inventory, primarily in Wood Flooring and Resilient Flooring.

	September 30, 2005	December 31, 2004	(Decrease)
Property, plant and equipment, net	$1,149.6	$1,208.8	$(59.2)

The decrease was primarily due to scheduled depreciation, lower foreign exchange rates and accelerated depreciation of $6.0 million (See Factors Affecting Operating Costs – Cost Reduction Initiatives) partially offset by $77.0 million of capital expenditures.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that is currently limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of September 30, 2005 and December 31, 2004, under the DIP Facility, there were no outstanding borrowings; however, AWI had $43.4 million and $40.6 million, respectively, in letters of credit outstanding. The DIP Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. Upon AWI’s emergence from Chapter 11, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to meet our liquidity needs. For certain international operations, we had lines of credit of $50.5 million at September 30, 2005, of which $29.3 million was used and $21.2 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for cost reduction initiatives and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of AWI’s emergence from Chapter 11, the timing of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

which remains uncertain. AWI’s POR provides a plan to meet these requirements (see Note 2 of the Condensed Consolidated Financial Statements).

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 6.	Exhibits

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Armstrong Holdings, Inc. Plan of Dissolution, Winding Up and Distribution is incorporated by reference from Exhibit A to the Proxy Statement of Armstrong Holdings, Inc. filed on October 16, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Revised Projected Financial Information submitted to the U.S. Bankruptcy Court for the District of Delaware, constituting Exhibit C to the Disclosure Statement, is incorporated by reference from the Current Report filed on Form 8-K on November 20, 2003 wherein it appeared as Exhibit 99.1.

No. 2.3	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.4	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.5	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003 and December 3, 2004.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated herein by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock dated as of March, 14, 2000 is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 99.2. (SEC File No. 000-50408)

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No. 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004; and October 27, 2005, respectively, are filed herewith.

No. 4.13	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law

Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c) (SEC File No. 1-2116)) is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, wherein it appeared as Exhibit 4.11.

No. 4.14	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.15	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

No. 4.16	Agreement and Plan of Merger, dated as of June 30, 1999 by and among AISI Acquisition Corp. and Armstrong World Industries, Inc and Armstrong Industrial Specialties, Inc. is incorporated by reference from the Current Report on Form 8- K filed on July 14, 1999, wherein it appeared as Exhibit 1. (SEC File No. 1-2116)

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

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f) * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan and Supplement dated August 1, 2005, are incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein they appeared as Exhibit 10.2 and Exhibit 10.3.*

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 10(iii)(k), together with a schedule identifying those executives and the material differences among the agreements to which each executive is a party, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(j). * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Marley, Stead and Ms. Haberkorn, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and certain Directors and Officers, together with schedules identifying those Directors and Officers and the material differences among the agreements to which each executive is a party, are incorporated by reference from the 2003 Annual Report on Form 10-K wherein they appeared as Exhibit 10(iii)(m), Exhibit 10(iii)(n) and Exhibit 10(iii)(q). * (SEC File No. 000-50408)

No. 10.14	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated by reference from the 2001 Annual Report of Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). *

No. 10.16	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.17	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.18	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.19	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(u).

No. 10.20	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.21	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.22	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, M.J. Angello, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.23	Settlement and Release Agreement between Armstrong Holdings, Inc., Armstrong Worldwide, Inc. and Armstrong World Industries, Inc. dated May 9, 2003, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(aa).

No. 10.24	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.25	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.26	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.27	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s retention payment program together with the schedule of participating

Executive Officers is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein they appeared as Exhibits 10.1 and 10.2. *

No. 10.28	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.29	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers. *

No. 10.30	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference form the Current Report filed on Form 8-K on February 25, 2005, wherein it appeared as Exhibit 10.5. *

No. 10.31	Summary of Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.31. *

No. 10.32	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 10.33	Separation Agreement, General Release and Covenant Not to Sue dated September 26, 2005, between Armstrong World Industries, Inc. and Matthew J. Angello. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.
Armstrong World Industries, Inc.

By:	/s/ F. NICHOLAS GRASBERGER III
F. Nicholas Grasberger III, Senior Vice President and Chief Financial Officer

By:	/s/ JOHN N. RIGAS
John N. Rigas, Senior Vice President, Secretary and General Counsel

By:	/s/ WILLIAM C. RODRUAN
William C. Rodruan, Vice President and Controller (Principal Accounting Officer)

Date: October 27, 2005

EXHIBIT INDEX

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004 and October 27, 2005, respectively.

No. 10.33	Separation Agreement, Release and Covenant Not to Sue dated September 26, 2005, between Armstrong World Industries, Inc. and Matthew J. Angello.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.