Form 10-K
period 2005-12-31
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2006-02-24
CIK 1109304, 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-50408	23-3033414
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock ($1 par value) Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($2.42 per share) on the over-the-counter (OTC) Bulletin Board (trading symbol ACKHQ) on June 30, 2005, was approximately $98.1 million. As of February 10, 2006, the number of shares outstanding of registrant’s Common Stock was 40,664,461.

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	1-2116	23-0366390
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Documents Incorporated by Reference

None

Uncertainties Affecting Forward-Looking Statements

Our disclosures here and in other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.

Any of our forward-looking statements may turn out to be wrong. Actual future results may differ materially. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

You should take into account risks and uncertainties that affect our business, operations and financial condition in evaluating any investment decision involving Armstrong. It is not possible to predict all factors that could cause actual results to differ materially from expected and historical results. The discussion in the “Risk Factors” section below at Item 1A. is a summary of what we currently believe to be our most significant risk factors. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

PART I

ITEM 1.	BUSINESS

General

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. In 2005, we reversed a $1.6 million contingent liability of Armstrong Holdings, Inc. that was originally established when Armstrong Holdings, Inc. was formed, because the liability is no longer probable. Due to the lack of material differences in the operations, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

We maintain a website at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

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

Our business strategy focuses on product innovation, product quality and customer service. In our businesses, these factors are the primary determinants of market share gain or loss. Our objective is to ensure that anyone buying a floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused – on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year – both in our plants and in our administration of the businesses.

Chapter 11 Proceeding

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 1 of the Consolidated Financial Statements for information on the Chapter 11 Case and Note 30 of the Consolidated Financial Statements for information on asbestos litigation.

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland™ and Armstrong™.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Unallocated Corporate—includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. Expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2005 by segment:

2005 Consolidated Net Sales by Segment

(in $ millions)

See Note 3 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

The major markets in which we compete are:

North American Residential markets. The North American Residential markets account for nearly one-half of our total consolidated net sales. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners have a multitude of finishing solution options for every room in their house. For flooring, they can choose from our vinyl and wood products, for which we are the market’s largest provider, or from our laminate and ceramic products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer in this market. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall installations. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.

Our products are used in new home construction and existing home renovation work. Industry estimates are that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue, after reflecting a lag period between change in construction activity and our operating results of approximately several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly impact our revenue. Further, changes in inventory levels and product focus at national home centers, which are our largest customers, can also significantly impact our revenue. Sales of our ceiling products in this market appear to follow the trend of existing home sales, with a several month lag period between change in existing home sales and our related operating results.

North American Commercial markets. The North American Commercial markets account for approximately one-fourth of our total consolidated net sales. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent approximately three-fourths of the total North American commercial market opportunity. We focus on four major segments of commercial building – office, education, retail and healthcare, as most of our revenue in these markets comes from these building segments. We monitor U.S. construction starts (an indicator of U.S. monthly construction activity that provides us a reasonable indication of upcoming opportunity) and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from these markets.

Non-North American markets. The non-North American markets account for a little more than one-fourth of our total consolidated net sales. The vast majority of our revenues generated outside of North America is in Europe and is commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2005 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential	North American Commercial	Non-North American	Total
Resilient Flooring	45%	30%	25%	100%
Wood Flooring	95%	5%	—	100%
Textiles & Sports Flooring	—	5%	95%	100%
Building Products	10%	50%	40%	100%
Cabinets	100%	—	—	100%

Geographic Areas

We sell our products in more than 80 countries. Approximately 72% of our 2005 revenue was derived from sales in the Americas, the vast majority of which came in the United States and Canada. The following chart illustrates the breakdown of our consolidated net sales for the year ended December 31, 2005 by region, based on where the sale was made:

2005 Consolidated Net Sales by Geography

(in $ millions)

See Note 3 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for financial information by geographic areas.

Customers

We use our market positions and brand recognition to develop long-standing relationships with our customers. We principally sell products through building materials distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the North American retail market, which sells to end-users in the light commercial and residential segments, we have important relationships with national home centers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the residential market, we have important relationships with major homebuilders and buying groups. In the commercial market, we sell to several contractors and subcontractors’ alliances.

The following charts illustrate the estimated breakdown of our 2005 consolidated net sales geographically by distribution channel:

2005 Americas Sale by Customer Type	2005 Non-Americas Sales by Customer Type

Net sales to specific customers in excess of 10% of our consolidated net sales for 2005, 2004 and 2003 were:

Customer	2005	2004	2003
The Home Depot, Inc.	$384.1	$393.4	$400.0
Lowe’s Companies, Inc.	(1)	(1)	318.7

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales for these years.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

Competition

There is strong competition in all of the reportable segments in which we do business. Principal methods of competition include product performance, product styling, service and price. Competition in the U.S. markets comes from both domestic manufacturers and international producers. Additionally, some of our products compete with alternative products, such as our resilient, laminate and wood flooring products competing with carpet products, and our ceiling products competing with drywall. There has been excess industry capacity in many geographic markets, which tends to increase price competition. The following companies are our primary competitors:

Flooring segments – Congoleum Corporation, Forbo Holding AG, Gerflor Group, Interface, Inc., Mannington Mills, Inc., Mohawk Industries, Inc., Pergo AB, Shaw Industries, Inc., Tarkett AG and Wilsonart International.

Building Products – Celotex Limited, Chicago Metallic Corporation, Knauf AMF GmbH & Co. KG, Odenwald Faserplattenwerk GmbH, Rockfon A/S and USG Corporation.

Cabinets – American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings, and stains

Textiles and Sports Flooring	Yarn, latex, bitumen and wool

Building Products	Mineral fibers, perlite, waste paper, clays, starches, and steel used in the production of metal ceilings and for our joint venture’s manufacturing of ceiling grids

Cabinets	Lumber, veneer, plywood, particleboard, fiberboard and components, such as doors and hardware

We also purchase significant amounts of packaging materials for all products and use substantial amounts of energy, such as electricity and natural gas, and water in our manufacturing operations.

In general, adequate supplies of raw materials are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers. There is no assurance that a significant shortage of raw materials will not occur.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. Given the competitiveness of our markets, we may not be able to recover the increased manufacturing costs through increasing selling prices to our customers.

Sourced Products

Some of the products that we sell are sourced from third parties. The primary sourced products include laminate, wood flooring, vinyl tile and ceramic products, specialized ceiling products, and installation-related products and accessories for some of our manufactured products. For certain sourced products, the majority of our purchases come from one supplier. Sales of sourced products represented between 10% to 15% of our total consolidated revenue in 2005, 2004 and 2003.

We purchase some of our sourced products from suppliers that are located outside of the U.S, primarily from Asia and Europe. The costs for these products are exposed to changes in foreign currency exchange rates, which can adversely affect our reported results from one period to the next. Our largest foreign currency exposure for sourced products is to the Euro.

In general, we believe we have adequate supplies of sourced products. We cannot guarantee that a significant shortage will not occur.

Hedging

We use financial instruments to hedge the following exposures: raw material and sourced product purchases, cross-currency intercompany loans, and natural gas. We use derivative financial instruments as risk management tools and not for speculative trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-K for more information.

Patent and Intellectual Property Rights

Patent protection is important to our business in the U.S. and other markets. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within Armstrong or obtained through acquisitions and licenses. In addition, we also benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Certain of our trademarks, including without limitation, house marks , Armstrong™, Bruce®, Desso®, Hartco®, Robbins®, Timberland®, and DLW™, and product line marks Allwood™, Arteffects®, Axiom®, Cirrus®, Corlon®, Cortega®, Designer Solarian®, Excelon®, Fundamentals® , Medintech®, Natural Inspirations™, Nature’s Gallery®, Second Look®, Solarian®, ToughGuard® and Ultima™ are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries, as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2005, we had approximately 14,900 full-time and part-time employees worldwide, with approximately 10,500 employees located in the United States. Approximately 9,900 of the 14,900 are production and maintenance employees, of whom approximately 7,500 are located in the U.S. Approximately 72% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist, regardless of whether or not the employees actually pay union dues. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $48.5 million in 2005, $47.0 million in 2004 and $46.1 million in 2003 on R&D activities worldwide.

Environmental Matters

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 28 sites. We have also been remediating environmental contamination resulting from past industrial activity at certain of our former plant sites. Certain of AWI’s environmental liabilities are subject to discharge through its Chapter 11 Case while others are not. Those environmental obligations that AWI has with respect to property that it owns or operates or for which a non-debtor subsidiary is liable are likely to be unaffected by the Chapter 11 Case. Therefore, AWI and its subsidiaries will be required to continue meeting their ongoing environmental compliance obligations at such properties.

See Note 30 of the Consolidated Financial Statements for a full description of our environmental matters.

Information Filed With the Bankruptcy Court

Under applicable bankruptcy law, AWI is required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis. This information includes statements, schedules, and monthly operating reports in forms prescribed by Federal Bankruptcy Law. We caution that such materials are prepared according to requirements under Federal Bankruptcy Law. While they accurately provide then-current information required under Federal Bankruptcy Law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe the substance and format do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the stock of AHI or the debt securities of AWI, or for comparison with other financial information filed with the SEC.

Notwithstanding the foregoing, most of AWI’s filings with the Bankruptcy Court are available to the public at the office of the Clerk of the Bankruptcy Court. Those filings may also be obtained through private document retrieval services. We undertake no obligation to make any further public announcement with respect to the documents filed with the Bankruptcy Court or any matters referred to in them.

See Note 1 of the Consolidated Financial Statements for discussion of certain items filed with the Bankruptcy Court, and www.armstrongplan.com for documents related to AWI’s Plan of Reorganization.

ITEM 1A.	RISK FACTORS

As noted in the introductory section titled, “Uncertainties Affecting Forward-Looking Statements” above, our business, operations and financial condition are subject to various risks. You should take them into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

We try to reduce both the likelihood that these risks will affect our businesses and the damage they could have if they do occur. But, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

Asbestos and Chapter 11

Asbestos personal injury claims are our biggest risk. Our balance sheet currently reflects an implied asbestos liability for AWI that results in negative equity for us. The size of our asbestos liability has not been finally determined in our Chapter 11 reorganization case. It could end up being substantially larger or smaller than the amount currently shown on our balance sheet. Even if that liability should be substantially reduced (for example by federal legislation), we may still have negative equity. Consequently an investment in Armstrong’s stock during our Chapter 11 Case is highly uncertain and speculative. See the discussions of our Chapter 11 Case and of proposed asbestos legislation in this document and in past SEC filings for details.

Claims, Litigation and Regulatory Actions

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims.

Construction activity variability and the size of our market opportunity

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe and Asia also are relevant.

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

International trade and operations

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 30% of our annual revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. In addition, our international business is subject to variable tax rates, credit risks in emerging markets, political risks, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

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

Dependence on key customers

Some of our businesses are dependent on a few key customers. For example, much of our North America revenue comes from sales to home center retailers, including The Home Depot, Inc. and Lowe’s Companies, Inc. Together these customers account for approximately 20% of our consolidated total sales. We do not have long-term contracts with these customers. The loss of sales to one of these major customers, or changes in our business relationship with them, could have a material adverse impact on our results.

ITEM 2.	PROPERTIES

Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters. Altogether, our headquarters’ operations occupy approximately one million square feet of floor space.

We produce and market Armstrong products and services throughout the world, operating 41 manufacturing plants in 12 countries as of December 31, 2005. Three of our plants are leased and the remaining 38 are owned. We have 24 plants located throughout the United States. In addition, Armstrong has an interest through its WAVE joint venture in seven additional plants in five countries.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	13	US (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia, Canada, Germany, Sweden and the U.K.
Wood Flooring	9	US (Arkansas, Kentucky, Missouri, Tennessee, Texas, West Virginia)
Textiles and Sports Flooring	3	Belgium, Germany and The Netherlands
Building Products	14	US (Alabama, Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.
Cabinets	2	US (Nebraska and Pennsylvania)

Sales and administrative offices are leased and/or owned worldwide, and leased facilities are utilized to supplement our owned warehousing facilities.

For information on consolidation of production and related plant closures in 2005, see Note 13 of the Consolidated Financial Statements and “Cost Reduction Initiatives” in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, maximum capacity and utilization vary periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 30 of the Consolidated Financial Statements, which is incorporated herein by reference, for a full description of our legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of filing the POR on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”). Since November 14, 2002, Armstrong Holding’s common stock trades on the over-the-counter (OTC) Bulletin Board under the ticker symbol (ACKHQ). As of February 10, 2006, there were approximately 6,714 holders of record of Armstrong Holding’s Common Stock.

	First	Second	Third	Fourth	Total Year
2005
Price range of common stock—high	$2.82	$4.40	$3.10	$2.34	$4.40
Price range of common stock—low	$1.65	$1.50	$1.99	$1.49	$1.49

2004
Price range of common stock—high	$1.39	$1.55	$2.30	$3.51	$3.51
Price range of common stock—low	$0.95	$0.76	$1.16	$1.20	$0.76

There were no dividends declared or paid during 2005 or 2004. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

No company securities were repurchased by the company during 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following data is presented for continuing operations.

(Dollars in millions except for per-share data)	For Year	2005	2004	2003	2002	2001
Income statement data
Net sales		$3,558.4	$3,497.3	$3,259.0	$3,172.3	$3,138.7
Cost of goods sold		2,821.1	2,811.0	2,597.4	2,404.5	2,364.7
Selling, general and administrative expenses		652.7	635.0	612.1	630.8	596.6
Charge for asbestos liability, net		—	—	81.0	2,500.0	22.0
Goodwill impairment		—	108.4	—	—	—
Restructuring charges, net		23.2	18.3	8.6	1.9	9.0
Goodwill amortization		—	—	—	—	22.8
Equity (earnings) from joint venture		(39.3)	(31.6)	(20.8)	(19.7)	(16.2)

Operating income (loss)		100.7	(43.8)	(19.3)	(2,345.2)	139.8
Interest expense		8.5	8.4	9.0	11.3	12.7
Other non-operating expense		1.5	3.1	5.7	3.6	10.3
Other non-operating (income)		(12.0)	(6.4)	(5.0)	(7.5)	(13.3)
Chapter 11 reorganization (income) costs, net		(1.2)	6.9	9.4	23.5	12.5
Income tax expense (benefit)		2.2	24.6	(1.6)	(827.8)	43.2

Earnings (loss) from continuing operations before cumulative change in accounting principle		101.7	(80.4)	(36.8)	(1,548.3)	74.4
Per common share – basic (a)		$2.51	$(1.99)	$(0.91)	$(38.23)	$1.84
Per common share – diluted (a)		$2.50	$(1.99)	$(0.91)	$(38.23)	$1.82
Cumulative effect of a change in accounting principle, net of tax of $2.2		—	—	—	(593.8)	—

Earnings (loss) from continuing operations		101.7	(80.4)	(36.8)	(2,142.1)	74.4
Per common share – basic (a)		$2.51	$(1.99)	$(0.91)	$(52.89)	$1.84
Per common share – diluted (a)		$2.50	$(1.99)	$(0.91)	$(52.89)	$1.82
Earnings (loss) from discontinued operations		10.4	(0.4)	(2.5)	(0.7)	18.4

Net earnings (loss)		$112.1	$(80.8)	$(39.3)	$(2,142.8)	$92.8
Per common share – basic (a)		$2.77	$(2.00)	$(0.97)	$(52.91)	$2.29
Per common share – diluted (a)		$2.75	$(2.00)	$(0.97)	$(52.91)	$2.27
Dividends declared per share of common stock		—	—	—	—	—

	For Year	2005	2004	2003	2002	2001
Average number of common shares outstanding (in millions)		40.5	40.5	40.5	40.5	40.5
Average number of employees		14,900	15,400	15,800	16,700	16,800

Balance sheet data (December 31)
Working capital		$1,137.9	$994.1	$943.3	$859.3	$748.0
Total assets		4,606.0	4,609.4	4,647.8	4,504.8	4,038.1
Liabilities subject to compromise		4,864.7	4,866.2	4,858.5	4,861.1	2,357.6
Net long-term debt (b)		21.5	29.2	39.4	39.9	50.3
Shareholders’ equity (deficit)		(1,305.3)	(1,411.7)	(1,330.2)	(1,346.7)	760.4

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements.

(b)	Net long-term debt excludes debt subject to compromise for all periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separate financial statements for AHI and AWI and its subsidiaries are included in this document because both have outstanding public securities. The difference between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries is primarily due to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. The following discussion and analysis pertains to both AHI and AWI and its subsidiaries. The AHI 2005 income statement (but not the AWI income statement) includes the reversal of a $1.6 million contingent liability which was established when AHI was created. This is the only significant difference in the financial statements.

This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Uncertainties Affecting Forward-Looking Statements” and elsewhere in this Form 10-K.

References to performance excluding the translation effect of changes in foreign exchange rates are non-GAAP measures. We believe that this information improves the comparability of business performance by excluding the impacts of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying the current year’s foreign exchange rates to the equivalent period’s foreign currency amounts as reported in the prior year. Additionally, we reference operating income prior to goodwill impairment. We believe that this non-GAAP reference provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding these items.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (resilient, wood, carpeting and sports flooring) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. We own and operate 41 manufacturing plants in 12 countries, including 24 plants located throughout the United States. Through WAVE, our joint venture with Worthington Industries, Inc., we also have an interest in 7 additional plants in 5 countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Textiles and Sports Flooring, Building Products, Cabinets and Unallocated Corporate. See “Reportable Segment Results” for additional financial information on our segments.

On December 6, 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. The Chapter 11 cases are being jointly administered under case number 00-4471 (the “Chapter 11 Case”). AWI is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. See Note 1 of the Consolidated Financial Statements for information on the Chapter 11 Case and Note 30 of the Consolidated Financial Statements for information on asbestos litigation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Our consolidated net sales for 2005 were $3.6 billion, approximately 2% greater than consolidated net sales in 2004. Excluding the translation effect of foreign exchange rates, net sales in 2005 increased by approximately 1% from net sales in 2004. Operating income was $100.7 million in 2005, as compared to operating income prior to non-cash goodwill impairment charges of $64.6 million in 2004. (For a reconciliation of non-GAAP measures, see “Results of Operations, 2005 Compared to 2004”.) 2004 operating income also included a $44.8 million fixed asset impairment charge for our European resilient flooring business. Cash and cash equivalents increased by $86.3 million in 2005, which was higher than the cash increase in 2004. In 2005:

•	Building Products generated record results in a strengthening commercial market. Improved pricing offset significant price increases in raw materials, energy and freight.

•	Wood Flooring’s operating performance improved on increased sales, reduced lumber costs and manufacturing efficiencies related to cost reduction initiatives. These benefits were partially offset by lower prices and by fixed asset impairment charges.

•	Cabinet’s results deteriorated due to manufacturing inefficiencies related to plant consolidation, and to investments in process improvement initiatives.

•	Textiles and Sports Flooring generated a smaller operating loss, primarily due to sales volume increases, improved mix and reduced overhead expenses.

•	Resilient Flooring incurred a smaller operating loss, primarily due to significantly lower impairment charges. Operating results were hurt by substantial increases in the costs of petroleum-based raw materials and by significant volume declines in vinyl and laminate flooring. These were only partially offset by improved prices and benefits from cost reduction initiatives.

Factors Affecting Revenues

For an estimate of our segments’ 2005 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During 2005, these markets experienced the following:

•	In the North American residential market, housing construction remained strong, with approximately 2.07 million housing units started in 2005 compared to approximately 1.95 million in 2004. Housing starts in the fourth quarter of 2005 rose approximately 5% from starts in the fourth quarter of 2004, but were essentially unchanged compared to the third quarter of 2005. Sales of existing homes were also strong in 2005, with approximately 7.1 million homes sold in 2005 compared to approximately 6.8 million in 2004.

U.S. retail sales of building materials, garden equipment and supply stores (an indicator of home renovation activity) increased approximately 10% in 2005 over sales levels in 2004. This was partially due to strong sales of existing homes during the periods, after allowing for the usual lag for renovation-related expenditures.

For several years, vinyl flooring products, measured as a percent of the total residential flooring market, has been declining, while laminate, ceramic and hardwood flooring products have increased. This trend of changing consumer preferences for flooring also continued in 2005. For 2006, we estimate the residential replacement markets will remain flat and that it is likely that new construction demand will decline from record 2005 levels. A key consideration in changes in market segments is that margins for products sold into new construction tend to be lower than those sold into the renovation segment. Further, we expect the category of vinyl products to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

continue to decline in units sold, while laminate, ceramic and hardwood flooring should continue to increase.

•	The North American commercial market strengthened overall in 2005, with renovation increasing in the office and education segments, and construction completions in the office, healthcare, retail and education segments increasing by approximately 2%, 10%, 9% and 9%, respectively. Industry statistics indicate that commercial starts could marginally improve in 2006, with improvements anticipated in office, education and health care, while the retail segment will decline slightly. Indications are for a further decline in office vacancy rates, which could also positively impact the renovation segment of this market.

Strong global demand for steel contributed to increased raw material costs for our WAVE joint venture, which were offset by price increases. However, an extended steel shortage could cause U.S. construction starts to be delayed or postponed, which could reduce our commercial sales.

•	In Europe, we experienced soft market conditions in the Western European countries. In 2006, we anticipate nominal growth in the Western European markets, but expect strong growth in Eastern European markets, where lower margin and lower cost products constitute a growing portion of our sales.

•	In the Pacific Rim, we experienced slower demand in China, but continued strong demand in other regions, particularly India. We expect incremental growth in 2006.

Quality and Customer Service. Our quality and customer service are critical components of our total value proposition. In 2005, we experienced the following:

•	Hurricane Katrina significantly damaged our Building Products location in Mobile, Alabama. Production was suspended at Mobile for approximately two weeks. Lead times for customer orders were extended for a short period of time and other Building Products plants were utilized to service the market. In general, these actions resulted in minimal customer service issues in our U.S. markets.

•	Order fulfillment for the Cabinets business deteriorated when, following the closure of the Morristown plant, the remaining two plants were unable to produce to demand. The majority of these issues were resolved in the fourth quarter of 2005.

Pricing Initiatives. During 2005 and 2004, we modified prices in response to changes in costs for raw materials and energy and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in 2005 compared to 2004.

The most significant of these pricing actions were:

•	In Resilient Flooring, we increased prices for selected U.S. products several times in 2004 and announced price increases effective in the fourth quarter of 2005. We also made price concessions for certain products and geographical regions to respond to competitive conditions.

•	In Wood Flooring, price changes were implemented to reflect raw material cost changes and in response to competitive conditions. For example, in 2004, selling prices were increased on solid wood products in response to increased lumber costs. In 2005, we decreased prices on solid wood products in response to declining lumber prices and competitive conditions.

•	In Building Products, we implemented several price increases during 2004 and 2005 and announced price increases effective in the fourth quarter of 2005 in reaction to inflationary cost pressures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

•	In Cabinets, we increased prices effective in June 2004 and in the first quarter of 2005.

We estimate that the various pricing actions provided a net increase to our total consolidated net sales in 2005 compared to 2004 of approximately $38 million.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, increased its purchasing of laminate flooring products from other suppliers in the second quarter of 2004. Further, Lowe’s advised us in 2004 that they would reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. Our total laminate flooring sales declined approximately 20% in 2005, compared to 2004, primarily as a result of these actions. We currently estimate that the Lowe’s decision will incrementally reduce 2006 sales by approximately $30 million.

Certain national retailers dedicated less of their selling space to vinyl flooring products as customer demand for these products declined. This action contributed to the sales volume decline experienced in our Resilient Flooring Americas business.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses consist of direct production costs (principally raw materials, labor and energy) and manufacturing overhead costs, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In 2005, we experienced the following:

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. In January 2005, a U.S. supplier ceased producing PVC resins. While we have been able to address our PVC needs from other suppliers, the reduced manufacturing capacity led to upward pricing pressure. During 2005, this pressure increased as hurricanes that affected the Gulf Coast of the U.S., and an October fire at a manufacturing facility of one of our PVC resin suppliers, reduced PVC production. Cost to acquire PVC resin and plasticizers prices increased by approximately $40 million in 2005 compared to 2004. In 2006, we expect further year-on-year increases.

•	Prices for hardwood lumber decreased in 2005. Our cost for acquiring lumber in 2005 was approximately $56 million lower than in 2004. The reduction in our lumber cost was partially due to reduced purchases of more expensive pre-dried lumber due to improved efficiencies in our lumber yards. In 2006 we expect lumber prices to increase slightly from 2005 levels.

We incurred approximately $14 million of additional costs for natural gas in 2005 compared to 2004 due to price increases. In 2006, we expect further year-on-year increases due to pricing pressures.

In our normal course of business, we transfer certain products between locations to take advantage of our production capabilities and to better service our customers’ needs. During 2005, we incurred approximately $17 million of additional freight costs, due to rising fuel costs and additional logistics measures taken to maintain customer service levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Cost Reduction Initiatives. During 2004, we implemented several manufacturing and organizational changes to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational changes in 2005 but did incur costs in 2005 related to previously announced cost reduction initiatives and for changes to the U.S. defined benefit pension plan. The major 2004 initiatives were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants.

•	We announced that we would cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We announced that we would cease production at our Wood Flooring manufacturing plant in Searcy, Arkansas. Production ended in the first quarter of 2005, and was transferred to other Wood Flooring plants. We recorded an impairment charge related to this closure.

We incurred the following net expenses in 2005 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$12.7	$16.2	$28.9
Wood Flooring	13.9	0.1	14.0
Textiles & Sports Flooring	—	0.2	0.2
Building Products	1.6	6.3	7.9
Cabinets	1.2	0.4	1.6
Corporate Unallocated	—	—	—

Total Consolidated	$29.4	$23.2	$52.6

Cost of goods sold includes $14.3 million of fixed asset impairments, $7.1 million of accelerated depreciation and $8.0 million of other related costs in 2005.

During 2004, we recorded the following amounts related to both the above mentioned cost reduction initiatives, and to the following:

•	We recorded an additional asset impairment charge on one of our Wood Flooring plants that was closed in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in 2004 due to implementing these cost reduction initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$28.1	$4.1	$32.2
Wood Flooring	0.8	2.0	2.8
Textiles & Sports Flooring	0.1	0.4	0.5
Building Products	2.5	10.9	13.4
Cabinets	1.9	0.4	2.3
Corporate Unallocated	—	0.5	0.5

Total Consolidated	$33.4	$18.3	$51.7

Cost of goods sold includes $18.9 million of fixed asset impairments, $13.2 million of accelerated depreciation and $1.3 million of other related costs.

We recorded gains within SG&A in 2004 of $2.9 million in Wood Flooring and TSF related to sales of buildings that had previously been reserved as part of cost reduction initiatives.

See Note 13 of the Consolidated Financial Statements for more information on restructuring charges.

We expect to incur additional expenses of approximately $32 million in 2006 to implement the 2004 cost reduction initiatives. In addition, we expect to realize a gain of approximately $15 million in the first half of 2006 from the sale of a warehouse which became available as a result of one of these initiatives. Once completely implemented, we believe that the annual cost savings from our 2004 initiatives will be approximately $58 million, when compared to the 2004 cost baseline. These projected savings will not be fully realized until 2007. We will continue to evaluate additional cost reduction actions in 2006.

Employee Benefits. We recorded a pre-tax charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million), related to changes made to the U.S. defined benefit pension plan. The changes are considered a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The changes are expected to reduce Armstrong’s retirement-related expenses by approximately $13 million in 2006 and $15 million in 2007, based on pension assumptions for 2006.

Non-cash Impairment Charges. 2004 included a $108.4 million charge for goodwill impairment and a $44.8 million charge for fixed asset impairment, both related to the European resilient flooring business.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate positive cash flow from our operating activities. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. We typically invest in property, plant & equipment (“PP&E”) and computer software.

During 2005, our cash and cash equivalents balance increased by $86.3 million, which was $54.7 million more than during 2004. The increase, compared to 2004, was primarily due to proceeds received from the sale of some notes receivable for $38.3 million and the proceeds from the sale of an equity affiliate for $20.6 million.

Employees

As of December 31, 2005, we had approximately 14,900 full-time and part-time employees worldwide. This compares to approximately 15,500 employees as of December 31, 2004. The decline largely reflects headcount reductions associated with cost reduction initiatives in Resilient Flooring.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

During 2005, we negotiated six collective bargaining agreements, with no locations experiencing a work stoppage. Throughout 2006, collective bargaining agreements covering certain employees at six plants will expire. As of the date of this filing, no employees are working under an expired contract.

Late in September 2004, our Hoogezand, The Netherlands plant (see “Cost Reduction Initiatives” and Note 13 of the Consolidated Financial Statements) experienced a 14 day work stoppage unrelated to a collective bargaining agreement, which delayed shipments of certain products. This work stoppage did not have a material impact on operations.

CRITICAL ACCOUNTING ESTIMATES

Many accounting entries require us to make estimates. These entries include asbestos-related liability and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, pension obligations, asset impairments, restructuring reserves, tax valuation allowances, general liability and environmental claims. When preparing an entry that requires an estimate to be made, we determine what factors are most likely to affect the estimate. We gather information relevant to these factors from inside and outside the company. This information is evaluated and an estimate is made.

The following are the critical accounting estimates that management believes could have a significant impact to the financial statements if the estimates and judgments used by management turn out to be incorrect. Management has discussed the application of these critical accounting estimates with our Audit Committee.

Asbestos-related Estimates – We record contingent liabilities, including asbestos-related liabilities, when a loss is probable and the amount of loss can be reasonably estimated. Prior to its Chapter 11 Filing, AWI estimated its probable asbestos-related personal injury liability based upon a variety of factors including historical settlement amounts, the incidence of past claims, the mix of the injuries and occupations of the plaintiffs, the number of cases pending against it and the status and results of broad-based settlement discussions. As of September 30, 2000, AWI had recorded a liability of $758.8 million for its asbestos-related personal injury liability that it determined was probable and estimable through 2006. Due to the increased uncertainty created as a result of the Filing, the only change made to the previously recorded liability through the third quarter of 2002 was to record October and November 2000 payments of $68.2 million against the accrual. The asbestos-related personal injury liability balance recorded at December 31, 2001 was $690.6 million, which was recorded in liabilities subject to compromise.

AWI filed an initial POR and disclosure statement with respect to the POR during the fourth quarter of 2002. In March 2003, AWI filed an amended POR and disclosure statement. Based upon the foregoing, the discussions AWI had with the different creditors’ committees and the hearings held before the Bankruptcy Court, management believed that it was reasonably likely that the asbestos-related personal injury liability would be satisfied substantially in the manner set forth in the POR. As a result, AWI concluded that it could reasonably estimate its probable liability for current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the liability in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2005 and 2004, which was treated as a liability subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and a recovery value percentage for the allowed claims of the Asbestos PI Trust that is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims. See “Asbestos-Related Litigation” in Note 30 of the Consolidated Financial Statements for further discussion on the Asbestos PI Trust and the treatment of asbestos-related claims under the POR.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In February of 2005, the U.S. District Court denied confirmation of the POR in its current form. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR. AWI filed a modified POR with the Court on February 21, 2006. AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress. AWI is unable to predict when and if the modified POR will be confirmed and, if confirmed, when the POR will be implemented. See “Recent Developments and Next Steps in the Chapter 11 Process” in Note 1 of the Consolidated Financial Statements. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related personal injury liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and make changes to the recorded liability if and when it is appropriate.

Additionally, AWI has a recorded asset of $98.6 million as of December 31, 2005 representing estimated insurance recoveries related to its asbestos liability. Approximately $79 million of the recorded asset is determined from agreed coverage in place. During the second quarter of 2003, AWI reduced its previously recorded insurance asset for asbestos-related personal injury claims by $73 million reflecting management’s assessment of probable insurance recoveries in light of an unfavorable ruling in an alternative dispute resolution procedure. See “Asbestos-Related Litigation” in Note 30 of the Consolidated Financial Statements for further discussion.

The total amount of the estimated insurance recoveries asset recorded reflects the belief in the availability of insurance in this amount, based upon prior success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. In our opinion, such insurance is either available through settlement or probable of recovery through negotiation or litigation. Although AWI revised its recorded asbestos liability by $2.5 billion in the fourth quarter of 2002, no increase has been recorded in the estimated insurance recovery asset. While we believe that the process of pursuing disputed insurance coverage may result in additional settlement amounts beyond those recorded, there has been no increase in the recorded amounts due to the uncertainties remaining in the process. The estimate of probable recoveries may be revised depending on the developments in the matters discussed above as well as events that occur in AWI’s Chapter 11 Case.

U.S. Pension Credit and Postretirement Benefit Costs – We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. On January 13, 2006 we announced that benefits will be frozen for certain non-production salaried employees effective February 28, 2006. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which are determined in accordance with generally accepted accounting principles (“GAAP”). Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs. These assumptions are updated annually at the beginning of the year and applied in the valuations recorded for that year.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Our actuary provides the expected modified duration of the liabilities. Management determines the appropriate discount rate by referencing the yield on investment grade fixed-income securities of a similar duration (14 years) to that of the expected liabilities, as well as the yield for Moody’s AA-rated long-term corporate bonds. As of December 31, 2005, we assumed a discount rate of 5.50% compared with a discount rate of 5.75% as of December 31, 2004 for the U.S. plans. This decrease is consistent with the decline in U.S. corporate bond yields during the year. The effects of the decreased discount rate, which increases our liabilities, will be amortized against earnings as described below. An additional one-quarter percentage point decrease in the discount rate to 5.25% would increase 2006 operating income by $0.2 million, while a one-quarter percentage point increase in the discount rate to 5.75% would reduce 2006 operating income by $0.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

million. A reduction in the discount rate would increase the present value of benefits earned in the current year as expected. However, this increase would be more than offset by the resulting decrease in the interest cost component of the pension expense calculation.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the equity and bond markets over 10 to 20 years. Over the last 10 years, the annualized return was approximately 9.1% compared to an average expected return of 8.7%. The expected long-term return on plan assets used in determining our 2005 U.S. pension credit was 8.0%. The actual return on plan assets achieved for 2005 was 9.3%. In accordance with GAAP, this excess will be amortized into earnings as described below. We do not expect to be required to make cash contributions to the qualified funded plan during 2006. We have assumed a return on plan assets during 2006 of 8.0%. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2006 operating income by approximately $5.0 million. Contributions to the unfunded plan were $3.4 million in 2005 and are made on a monthly basis to fund benefit payments. We estimate the contributions to be approximately $3.5 million in 2006. See Note 16 of the Consolidated Financial Statements for more details.

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2004	11%	9%	10%	6%	11%	7%
2005	10	8	9	(3)	(2)	(3)
2006	9	7	8

In accordance with GAAP, the difference between the actual and expected health care costs is amortized into earnings as described below. The overall percentage of health care cost increases are estimated to decrease by 1 percentage point per year until 2008, after which it is constant at 6%. A one percentage point increase in the assumed health care cost trend rate would reduce 2006 operating income by $1.5 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2006 operating income by $1.8 million. See Note 16 of the Consolidated Financial Statements for more details.

Actual results that differ from our estimates are captured as actuarial gains/losses and are amortized into future earnings over the expected remaining service period of plan participants, which is approximately 11 years depending on the participants in the plan, in accordance with GAAP. Changes in assumptions could have significant effects on earnings in future years.

We recorded U.S. pension credits of $20.3 million, $14.3 million and $11.6 million in 2005, 2004 and 2003, respectively, reflecting the net overfunded status of our U.S. pension plans and the amortization into earnings of the difference between our actual results and the estimates used in the valuation process. During 2005, we also recorded a curtailment charge of $16.9 million related to the freezing of benefits for certain non-production salaried employees. We recorded U.S. postretirement benefit costs of $29.8 million, $30.3 million and $36.8 million in 2005, 2004 and 2003, respectively.

Impairments of Tangible and Intangible Assets – We periodically review significant tangible and intangible assets, including goodwill, for impairment under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement Nos. 142 – “Goodwill and Other Intangible Assets” (“FAS 142”) and 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In accordance with these

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Statements, we review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment charge equal to the difference between the fair value and carrying value of the asset. The cash flow estimates are based on management’s analysis of information available at the time of the estimate. Actual cash flows in the future that turn out to be lower than the estimate could lead to significant future impairments.

In 2005, we recorded fixed asset impairment charges of $17.6 million and accelerated depreciation of $7.1 million, in cost of goods sold. The majority of the impairment charges related to fixed assets in our Wood Flooring and Resilient Flooring business segments. The fixed asset impairment charges were triggered by an evaluation of current production capacity and future production levels for certain product lines. See Note 8 of the Consolidated Financial Statements for further information.

In 2004, we recorded goodwill impairment charges for our European resilient flooring reporting unit of $108.4 million. See Note 10 of the Consolidated Financial Statements for further information.

In 2004, we also recorded fixed asset impairment charges of $64.7 million and accelerated depreciation of $13.7 million, in cost of goods sold. The majority of these charges were recorded in our European resilient flooring business, triggered by actual operating losses and negative cash flows, and due to the announcement of the partial closure of the Resilient Flooring manufacturing plant in Lancaster PA. See “Cost Reduction Initiatives” for further discussion. See Note 8 of the Consolidated Financial Statements for further discussion on the European resilient flooring fixed asset impairment.

In 2003, we recorded fixed asset impairment charges of $10.5 million and accelerated depreciation of $30.1 million, in cost of goods sold and fixed asset impairment charges of $2.8 million in SG&A expense. The majority of these charges were recorded as part of the closure of the Wood Flooring manufacturing plants in Port Gibson, MS and Warren, AK.

Sales-related Accruals – We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

We also maintain numerous customer relationships that incorporate different sales incentive programs (primarily volume rebates and promotions). The rebates vary by customer and usually include tiered incentives based on the level of customers’ purchases. Certain promotional allowances are also tied to customer purchase volumes. We estimate the amount of expected annual sales during the course of the year and use the projected sales amount to estimate the cost of the incentive programs. For sales incentive programs that are on the same calendar basis as our fiscal calendar, actual sales information is used in the year-end accruals.

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We maintained sales-related accruals of $73.0 million and $78.8 million as of December 31, 2005 and 2004, respectively. We record the costs of these accruals as a reduction of gross sales.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

adoption. Based on an April 2005 ruling by the SEC, the standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Adoption of this standard on January 1, 2006 for our existing stock options will not have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 3 in the Consolidated Financial Statements for a reconciliation of operating income to consolidated income before income taxes, extraordinary items, discontinued operations, and cumulative effect of changes in accounting principles.

2005 COMPARED TO 2004

CONSOLIDATED RESULTS

	2005	2004	Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,565.7	$2,543.0	0.9%	0.6%
Europe	874.0	841.0	3.9%	2.4%
Pacific Rim	118.7	113.3	4.8%	2.4%

Total Consolidated Net Sales	$3,558.4	$3,497.3	1.7%	1.1%
Operating Income (Loss)	$100.7	$(43.8)	Favorable	Favorable
Goodwill Impairment	—	108.4

Operating Income, Prior to Goodwill Impairment	$100.7	$64.6	55.9%	30.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $22.2 million on net sales and $12.8 million on operating income, and $9.2 million on operating income prior to goodwill impairment.

Net sales in the Americas increased $22.7 million, on volume growth in the Wood Flooring business and both price and volume growth in the Building Products segment. Declines in Resilient Flooring volumes and lower Wood Flooring pricing partially offset this growth. (See “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets grew by $20.6 million, with volume growth in resilient and sports products, and price realization in building products. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased $2.8 million on strength in the Australian and Indian markets.

Cost of goods sold in 2005 was 79.3% of net sales, compared to 80.4% in 2004. The decrease was primarily due to sales price increases of $38 million, benefits from cost reduction initiatives and approximately $47 million of lower fixed asset impairments, which more than offset $56 million in raw material, energy and freight inflation, and approximately $11 million of the U.S. pension plan curtailment charge.

SG&A expenses in 2005 were $652.7 million, or 18.3% of net sales compared to $635.0 million or 18.1% of net sales in 2004. The $17.7 million increase supported higher sales and included approximately $9 million of increase selling and advertising expense, about $8 million in increased incentive compensation costs and approximately $6 million of the U.S. pension plan curtailment charge. Benefits from cost reduction initiatives partially offset these increases. In addition, Armstrong Holdings, Inc. SG&A expenses in 2005 benefited from a $1.6 million reversal of a contingent liability which was established when Armstrong Holdings, Inc. was created but is no longer required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In the second quarter of 2004, we recorded a $60.0 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. During the fourth quarter of 2004, we recorded an additional $48.4 million non-cash goodwill impairment loss based on the results of our annual impairment test. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows. See Note 10 to the Consolidated Financial Statements for further details.

We recorded net restructuring charges of $23.2 million in 2005, compared to $18.3 million in 2004. See Note 13 of the Consolidated Financial Statements for a description of the restructuring actions. Once completely implemented, we believe that the annual cost savings from our 2004 initiatives will be approximately $58 million. These projected savings will not be fully realized until 2007.

Equity earnings from our WAVE joint venture were $39.3 million in 2005, as compared to $31.6 million in 2004. The growth in earnings was due to price realization ahead of steel price increases, and savings from cost initiatives.

We recorded operating income of $100.7 million in 2005, compared to an operating loss of $43.8 million in 2004. Operating income in 2004 prior to non-cash goodwill impairment was $64.6 million.

Interest expense was $8.5 million in 2005, compared to $8.4 million in 2004. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $82.8 million in 2005 and $86.9 million in 2004. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Other non-operating income of $12.0 million in the 2005 compared to $6.4 million in the prior year. The 2005 results included a $3.4 million gain on the sale of our equity investment in Interface Solutions, Inc.

Net Chapter 11 reorganization income in 2005 was $1.2 million, $8.1 million better than the $6.9 million in cost recorded in 2004. The change was primarily due to increased interest income resulting from higher cash balances, increased interest rates, and a reversal of an accrual for professional fees for certain advisors.

During 2005, income tax expense of $2.2 million compared to income tax expense of $24.6 million in 2004. The adjusted effective tax rate for 2005 was 61% after excluding $61.2 million of tax benefits recorded in the year related to a subsidiary capital restructuring. The adjusted effective tax rate for 2004 was 51.3% after adjusting for the non-cash goodwill impairments and European resilient flooring fixed asset impairments of $108.4 million and $44.8 million respectively, in addition to the exclusion of $24.3 million in reported tax audit benefits. The higher 2005 tax rate was primarily due to higher overall tax losses in Europe for which the company does not expect to receive a tax benefit.

Net earnings from continuing operations of $101.7 million were recorded for 2005, compared to a net loss of $80.8 million for 2004.

Discontinued Operations:

In 2000, Armstrong completed its sales of all entities, assets and certain liabilities comprising its Insulation Products segment. During the fourth quarter of 2005, AHI recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	2005	2004	Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$882.8	$924.6	(4.5)%	(5.0)%
Europe	249.7	238.5	4.7%	3.2%
Pacific Rim	52.9	52.0	1.7%	(0.9)%

Total Segment Net Sales	$1,185.4	$1,215.1	(2.4)%	(3.2)%
Operating (Loss)	$(25.8)	$(150.2)	Favorable	Favorable

(1)	Excludes favorable foreign exchange rate effect in translation of $9.0 million on net sales and $11.1 million on operating income.

Net sales in the Americas decreased primarily due to a 20% decline in laminate flooring sales, largely as a result of the previously discussed decision by a major customer to increase purchases of non-Armstrong laminate flooring products. Sales of our vinyl products to the residential market declined about 6%, as consumer preference in the market continued to shift away from vinyl products. Sales of our vinyl products into the commercial market increased approximately 1% on increased price realization and new product introductions.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 3.2% due to higher volume, partially offset by price concessions and negative product mix. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased slightly, as growth in India was balanced by modest weakness in Australia.

2005 Resilient Flooring operating income reflects the negative impact of volume declines in laminate flooring and residential vinyl flooring, increased cost to acquire petroleum-based raw materials and environmental-related charges of $4.4 million. (See “Overview – Factors Affecting Operating Costs”). Partially offsetting these negative effects were modest price realization, significant gains in operating efficiencies related to both cost reduction initiatives and improved plant productivity, a $5.2 million gain from the settlement of a breach of contract dispute and $3.5 million of proceeds received from a business interruption claim. Operating income in 2004 was hurt by a $108.4 million non-cash goodwill impairment charge and a $44.8 million non-cash fixed asset impairment charge related to our European resilient flooring business.

Wood Flooring

	2005	2004	Change is Favorable
Total Segment Net Sales(1)	$833.9	$832.1	0.2%
Operating Income	$60.9	$51.4	18.5%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2005 were flat. Total unit volume increased 2%, on growth in engineered floors of 10%. Total year growth was constrained by volume weakness in the beginning of the year due to competitive pricing actions. Net sales were also negatively impacted by price declines which were made in response to declining lumber prices and to competitive pressures (see “Overview – Factors Affecting Revenues”).

Operating income increased by $9.5 million, despite fixed asset impairment charges of $15.4 million in 2005. Operating results benefited from declines in lumber pricing and manufacturing efficiencies related to cost reduction initiatives and improvements in productivity at some plant locations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Textiles and Sports Flooring (“TSF”)

			Change is Favorable
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(2)
Total Segment Net Sales(1)	$279.0	$265.4	5.1%	3.5%
Operating (Loss)	$(4.4)	$(7.1)	38.0%	35.3%

(1)	Most of TSF products are sold in Europe.

(2)	Excludes favorable foreign exchange rate effect in translation of $4.2 million on net sales and $0.3 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales increased by 3.5%, due to strong volume and favorable mix in carpet tile and sports flooring. This growth was tempered by lower sales in the highly competitive broadloom carpet market.

The smaller 2005 operating loss was primarily due to increased sales volume, improved product mix, manufacturing efficiencies and reduced overhead expenses. A negative impact from raw materials and freight partially offset these factors.

Building Products

			Change is Favorable
	2005	2004	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$636.5	$575.7	10.6%	10.0%
Europe	345.3	334.7	3.2%	1.7%
Pacific Rim	65.8	61.3	7.3%	5.3%

Total Segment Net Sales	$1,047.6	$971.7	7.8%	6.8%
Operating Income	$148.5	$127.0	16.9%	15.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $8.8 million on net sales and $1.4 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, record net sales in the Americas increased 10% on the strength of volume growth and price realization. Sales to the U.S. Commercial markets grew 10%, including approximately 3% unit volume growth, due to favorable market conditions. (See “Overview – Factors Affecting Revenues”.) Net sales also benefited from volume and price increases in the Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew approximately 2%. Unit volume of mineral fiber products, which constitute the majority of our European sales, increased by approximately 1%. Within the Western European market, growth in the U.K., France and Italy did not offset double-digit declines in the remaining countries related to lower commercial market activity. Conversely, sales in the emerging markets of Eastern Europe (primarily Russia) increased about 5% due to construction growth. Products to the emerging markets tend to have lower margins than products sold into Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined 9% on weakness in core markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased about 5%, with strength in the Indian and Australian markets offsetting weak Chinese markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Excluding the translation effect of changes in foreign exchange rates, Building Products operating income grew nearly 16%. Volume growth and increased equity earnings in WAVE drove operating income improvement despite higher selling expenses (related to volume). Price realization essentially offset inflationary pressure from raw materials, energy and freight.

Cabinets

	2005	2004	Change is (Unfavorable)
Total Segment Net Sales(1)	$212.5	$213.0	(0.2)%
Operating Income (Loss)	$(9.7)	$1.4	Unfavorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2005 were basically flat versus 2004. Price increases and mix improvement related to new product introductions were offset by volume declines related to poor customer service. Customer lead- times and fill rates deteriorated due to unplanned manufacturing inefficiencies related to plant consolidation.

Operating losses in 2005 were caused by sales volume declines, manufacturing inefficiencies in the remaining plants resulting from the transfer of production from Morristown and higher SG&A expenses related to investment in process improvement initiatives, partially offset by improved product mix and higher selling prices.

Unallocated Corporate

Unallocated corporate expense of $68.8 million in 2005 increased from $66.3 million in 2004. This increase was primarily due to the $16.9 million curtailment charge in the fourth quarter of 2005 related to changes to our U.S. pension plan, and to higher compensation program costs (retention bonuses, incentive compensation, executive transition and severance). These increases were partially offset by lower environmental charges, the reversal of a contingent liability and an increased U.S. pension credit.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $86.3 million in 2005, compared to a $31.6 million increase in 2004.

Operating activities in 2005 provided $146.7 million of net cash, or $3.9 million more than the $142.8 million provided in 2004. The increase was primarily due to changes in inventories, partially offset by changes in accounts payable and accrued expenses and cash taxes paid. In 2005 we decreased inventories by $1.5 million compared with an increase of $61.7 million in 2004 which was primarily driven by our efforts to improve customer service in Wood Flooring during 2004. Also, in 2005 accounts payable and accrued expenses increased by $8.5 million compared with an increase of $61.1 million in 2004. The large increase in 2004 was primarily driven by higher accruals for employee incentives and increased trade payables related primarily to increased capital expenditures. Cash taxes paid were lower in 2005 by $34.4 million primarily due to a restructuring of subsidiary capital that resulted in a tax benefit on debt impairment of $29.6 million.

Net cash used for investing activities was $48.5 million in 2005, compared to $111.7 million in 2004. The decrease was primarily due to $38.3 million in proceeds received from the sale of some notes receivable, the proceeds from the sale of an equity affiliate for $20.6 million and an increase in distributions received from WAVE of $13.0 million.

Net cash totaling $3.9 million was used for our financing activities in 2005, compared to $7.0 million in 2004. The year-to-year change was due to lower payments of long-term debt in 2005 and increased

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

short-term borrowing for 2005 working capital needs for certain subsidiaries that are not participating in our Chapter 11 Case.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2004 to December 31, 2005 are as follows:

	December 31, 2005	December 31, 2004	Increase (Decrease)
Cash and cash equivalents	$602.2	$515.9	$86.3
Current assets, excluding cash and cash equivalents	959.1	966.3	(7.2)

Current assets	$1,561.3	$1,482.2	$79.1

The increase in cash and cash equivalents was described above (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was primarily due to the negative translation effects of changes in foreign exchange rates partially offset by an increase in the income tax receivable of $11.2 million and an increase of $10.0 million of the fair market value of hedges related to natural gas and foreign currency exposure of inter-company loans.

	December 31, 2005	December 31, 2004	(Decrease)
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$1,145.3	$1,208.8	$(63.5)

The decrease was primarily due to accelerated depreciation and impairments of $24.7 million (see “Impairments of Tangible and Intangible Assets”) and the negative translation effects of changes in foreign exchange rates.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of December 31, 2005, or December 31, 2004 but, as of these dates, AWI had $43.3 million, and $40.6 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. As of December 31, 2005, the DIP Facility had $31.7 million that remained available for issuance of letters of credit. The DIP Credit Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The covenants have not impaired our operating ability. In connection with implementation of a plan of reorganization, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event a plan of reorganization has not been implemented prior to December 8, 2006, we will pursue another extension of the DIP Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations that are not participating in our Chapter 11 Case, we had lines of credit of $45.2 million at December 31, 2005, of which $19.8 million was used and $25.4 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP Facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP Facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain (see “Note 1 – Proceedings Under Chapter 11”).

2004 COMPARED TO 2003

CONSOLIDATED RESULTS

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$2,543.0	$2,390.8	6.4%	6.1%
Europe	841.0	778.8	8.0%	(1.6)%
Pacific Rim	113.3	89.4	26.7%	19.9%

Total Consolidated Net Sales	$3,497.3	$3,259.0	7.3%	4.5%
Operating (Loss)	$(43.8)	$(19.3)	Unfavorable	Unfavorable
Goodwill Impairment	108.4	—
Charge for Asbestos Liability, Net	—	81.0

Operating Income, Prior to Goodwill Impairment and Charge for Asbestos Liability, Net	$64.6	$61.7	4.7%	1.1%

(1)	Excludes favorable foreign exchange rate effect in translation of $87.9 million on net sales and $2.2 million on operating income.

Net sales in the Americas increased by approximately $152 million, primarily as a result of sales volume and price increases of wood flooring and ceiling products. Sales for resilient flooring products in the Americas declined primarily due to lower sales to the U.S. residential market (see “Overview – Factors Affecting Revenue”).

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by 1.6%, primarily as a result of the weak economic conditions in our primary selling markets and volume declines for carpet and sports flooring products. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased by approximately $19 million, primarily as a result of stronger sales in China and Australia.

Cost of goods sold in 2004 was 80.4% of net sales, compared to 79.7% in 2003. The 0.7 percentage point increase was primarily due to the European resilient flooring fixed asset impairment of $44.8 million (see Note 8 of the Consolidated Financial Statements) and higher raw material and energy costs of approximately $72 million (see significant items in “Overview – Factors Affecting Operating Costs”), offset by the effects of sales price increases of approximately $62 million and the benefit in 2004 from 2003 cost reduction initiatives.

SG&A expenses in 2004 were $635.0 million, or 18.1% of net sales compared to $612.1 million or 18.8% of net sales in 2003. Excluding the translation effect of changes in foreign exchange rates, SG&A

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

expenses in 2004 increased by approximately $1.9 million, primarily due to approximately $21 million of higher incentive compensation costs, approximately $9 million for increased selling and advertising expense and a $5.0 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong), partially offset by the $3.1 million favorable impact of the Medicare Act, lower medical claim accruals, lower severance expenses and the benefit in 2004 from 2003 cost reduction initiatives.

There were no asbestos-related charges in 2004. During 2003, we reduced our previously recorded insurance asset for asbestos-related personal injury claims by $73 million, reflecting management’s current assessment of probable insurance recoveries based upon an unfavorable ruling in an alternative dispute resolution procedure. We also recorded an $8 million non-cash charge to reflect an agreement to settle claims from the Center for Claims Resolution and a surety bond insurance company. All amounts were reflected as a charge to asbestos liability, net. See “Asbestos-Related Litigation” in Note 30 of the Consolidated Financial Statements for additional information.

In the second quarter of 2004, we recorded a $60.0 million non-cash goodwill impairment loss related to our European resilient flooring reporting unit based on a preliminary impairment assessment. During the fourth quarter of 2004, we recorded an additional $48.4 million non-cash goodwill impairment loss based on the results of our annual impairment test. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. See Note 10 to the Consolidated Financial Statements for further details.

We recorded restructuring charges, net, of $18.3 million in 2004, compared to $8.6 million in 2003. See Note 13 of the Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from affiliates, from our WAVE joint venture, were $31.6 million in 2004, as compared to $20.8 million in 2003. The improvement in earnings resulted from improved market conditions, the ability to provide product during the global steel shortage and realized price increases ahead of recognized increased steel cost.

We recorded an operating loss of $43.8 million in 2004, compared to an operating loss of $19.3 million in 2003. Operating income prior to non-cash goodwill impairment and asbestos-related charges was $64.6 million and $61.7 million, respectively.

Interest expense was $8.4 million in 2004, compared to $9.0 million in 2003. The decrease in interest expense is due to lower fees on the renewed DIP Facility and lower average outstanding debt amounts at our non-Chapter 11 subsidiaries. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $86.9 million in 2004 and $95.1 million in 2003. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Chapter 11 reorganization costs, net in 2004 were $6.9 million, which was $2.5 million less than the $9.4 million amount recorded in 2003. The decrease was primarily due to lower professional fees resulting from less activity in the Chapter 11 process in 2004.

During 2004, income tax expense of $24.6 million compared to an income tax benefit of $1.6 million in 2003. The adjusted effective tax rate for 2004 was 25.3% based on adjusted pre-tax income from continuing operations of $97.4 million, which excluded the non-cash goodwill impairments of $108.4 million, which were nontaxable events, and European resilient flooring fixed asset impairments of $44.8 million, which required a full valuation allowance on the related deferred tax asset. Excluding the $81.0 million of asbestos-related charges, the adjusted effective tax rate for 2003 was 62.7%, based on adjusted pre-tax income from continuing operations of $42.6 million. The lower 2004 tax rate was primarily due to the overall favorable settlement of tax audits in the U.S. and in Germany that combined to reduce tax expense by approximately $19.4 million. In addition, the unfavorable impact in 2003 of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

relatively higher nondeductible Chapter 11 reorganization costs (prior to the tax audits in the U.S.) on a relatively lower base of taxable income resulted in a higher effective tax rate for that year.

A net loss of $80.8 million was recorded for 2004, compared to a net loss of $39.3 million for 2003.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$924.6	$935.0	(1.1)%	(1.5)%
Europe	238.5	205.2	16.2%	5.7%
Pacific Rim	52.0	41.3	25.9%	17.1%

Total Segment Net Sales	$1,215.1	$1,181.5	2.8%	0.5%
Operating (Loss) Income	$(150.2)	$56.2	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation of $27.6 million on net sales and $0.8 million on operating income.

Net sales in the Americas decreased primarily due to an approximate 6% decline in laminate flooring sales, primarily as a result of a major customer’s decision to increase purchases of non-Armstrong laminate flooring products in the second quarter of 2004. Sales of our vinyl products to the residential market decreased approximately 3%, primarily from the residential floor covering market shift away from vinyl products. Sales of our vinyl products to the commercial market increased by approximately 3%, primarily due to price increases on certain vinyl sheet and tile products, and new product introductions.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 5.7% due to higher volume, which was partially offset by price concessions due to competitive pressure. Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased by approximately $8 million, primarily from strong sales in Australia and China.

Operating income in 2004 was negatively impacted by a $108.4 million non-cash goodwill impairment charge and a $44.8 million non-cash fixed asset impairment charge related to our European resilient flooring business. Operating results were also adversely impacted by lower laminate sales volume, increased costs to purchase PVC, wage and salary inflation increases and charges for the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting the negative effects of these items were operating income gains from manufacturing efficiencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Wood Flooring

	2004	2003	Change is Favorable
Total Segment Net Sales(1)	$832.1	$738.6	12.7%
Operating Income (Loss)	$51.4	$(4.0)	Favorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales in 2004 increased by $93.5 million. Units sold of pre-finished solid and engineered floors each increased by approximately 9%, primarily from the strong U.S. new home construction market. Net sales were also positively impacted by the price increases implemented on wood flooring products.

Operating results increased by $55.4 million, due to higher selling prices and sales volume, lower expenses for implementing the cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”) and lower manufacturing overhead resulting from those initiatives. Partially offsetting these were higher costs for lumber and increased production expenses in certain plants.

Textiles and Sports Flooring (“TSF”)

			Change is Favorable/(Unfavorable)
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(2)
Total Segment Net Sales(1)	$265.4	$271.9	(2.4)%	(10.8)%
Operating (Loss)	$(7.1)	$(11.0)	Favorable	Favorable

(1)	Primarily all of TSF products are sold in Europe.

(2)	Excludes favorable/(unfavorable) foreign exchange rate effect in translation of $25.8 million on net sales and $(1.3) million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales decreased by 10.8%, primarily from volume declines in carpet flooring products due to weak economic conditions in our primary selling markets and loss of market share, caused by the lack of new product development. Net sales were also adversely affected by price concessions for Sports Flooring products that were required to meet competitive pressures.

The operating loss in 2004 was less than the loss in 2003, primarily due to the expense in 2003 of cost reduction initiatives and the benefit in 2004 of those cost reduction initiatives (see “Overview – Factors Affecting Operating Costs”). Partially offsetting these factors were the negative impact of lower sales volume and prices.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

			Change is Favorable
	2004	2003	As Reported	Excluding Effects of Foreign Exchange Rates(1)
Net Sales:
Americas	$575.7	$515.6	11.7%	11.0%
Europe	334.7	298.5	12.1%	2.1%
Pacific Rim	61.3	48.1	27.4%	22.4%

Total Segment Net Sales	$971.7	$862.2	12.7%	8.4%
Operating Income	$127.0	$95.2	33.4%	28.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $34.4 million on net sales and $3.5 million on operating income.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Americas increased approximately $57 million. Unit volume to the U.S. Commercial markets increased by approximately 7%, primarily due to favorable market conditions. Complementing the impact from the higher volume were price increases started in July 2003 on most commercial products. Net sales also benefited from volume and price increases with the major national retailers in the U.S. Residential markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe increased by 2.1% from 2003. The volume of mineral fiber products, which constitute the majority of our European sales, increased by approximately 2%. The volume of mineral fiber product sold to Western European countries declined by approximately 1%, primarily due to lower commercial market activity in the Euro Zone, while volume sold to the emerging markets of Eastern Europe (primarily Russia) increased by approximately 7% due to construction growth in these markets. Products sold to the emerging markets tend to have lower margin than products sold in Western Europe. Excluding the translation effect of changes in foreign exchange rates, net sales of metal ceilings declined by approximately 1%, primarily from some loss of market share in Asia.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased approximately $11 million due to strong activity in the Chinese, Indian and Australian markets.

Excluding the translation effect of changes in foreign exchange rates, operating income increased 28.7%, as higher sales volume and prices, lower production expenses and increased equity earnings in WAVE were only partially offset by inflation in the cost of raw materials and energy, and higher selling expenses.

Cabinets

	2004	2003	Change is Favorable
Total Segment Net Sales(1)	$213.0	$204.8	4.0%
Operating Income (Loss)	$1.4	$(11.1)	Favorable

(1)	All Cabinet products are sold in the Americas, primarily in the U.S.

Net sales in 2004 increased approximately $8 million from 2003, primarily due to selling price increases and sales of higher priced products, both enabled by improved customer service.

Operating results improved by $12.5 million in 2004 from 2003, due to increased sales, manufacturing efficiencies and reduced SG&A expenses, partially offset by expenses for cost reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Unallocated Corporate

Unallocated corporate expense of $66.3 million in 2004 decreased from $144.6 million in 2003. This decrease was primarily due to non-cash asbestos-related charges of $81.0 million in 2003. The remaining $2.7 million increase resulted primarily from increases of $9.4 million in employee incentive compensation, a $5.0 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong) and $4.2 million to increase certain environmental liabilities at non-operating locations. These increases were partially offset by a $6.3 million write off of a note receivable in 2003 from a previous divestiture, $4.5 million in lower medical claims, a $2.9 million higher U.S. pension plan credit, and reduced expenses in corporate staff departments.

FINANCIAL CONDITION AND LIQUIDITY

As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $31.6 million in 2004, compared to a $104.3 million increase in 2003.

Operating activities in 2004 provided $142.8 million of net cash, or $23.0 million less than the $165.8 million provided in 2003. The decline in cash provided was primarily due to changes in inventories, receivables, and accounts payable and accrued expenses. In 2004, we increased inventories by $61.7 million, compared to decreasing $6.6 million in 2003, primarily as part of our efforts to improve customer service in Wood Flooring. Receivables increased $9.5 million in 2004, compared to decreasing $40.6 million in 2003, primarily as a result of increased sales. Offsetting these two uses of cash was an increase in accounts payable and accrued expenses of $61.1 million in 2004, primarily due to increased accruals for employee incentives and increased trade payables related primarily to increased capital expenditures and inventory.

Net cash used for investing activities was $111.7 million in 2004, compared to $57.2 million in 2003. In 2004, we increased our capital expenditures by $55.9 million primarily to upgrade our manufacturing operations and improve production efficiencies. During the third quarter of 2004, WAVE successfully extended the term of their existing bank debt and we received a $10 million distribution in the fourth quarter of 2004, while in 2003 we received $16 million in distributions.

Net cash totaling $7.0 million was used for our financing activities in 2004, compared to $14.1 million in 2003. The year-to-year change was due to certain subsidiaries that are not participating in our Chapter 11 Case increasing their short-term borrowing for working capital needs in 2004.

DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003, AHI recorded a net loss of $2.4 million for the impairment of some notes receivable and the settlement of certain tax contingencies related to this divestiture. During the fourth quarter of 2005, AHI recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnifications related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2005. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events leading to payments in addition to the minimum contractual amounts.

	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt (1)	$5.4	$1.7	$1.3	$11.1	$1.2	$6.2	$26.9
Capital Lease Obligations (2)	1.0	0.7	0.3	—	—	0.1	2.1
Operating Lease Obligations (2)	14.6	12.1	8.4	4.9	2.5	7.9	50.4
Unconditional Purchase Obligations (3)	11.9	2.9	1.9	0.9	0.7	0.1	18.4
Other Long-Term Obligations (4)	2.4	0.2	0.1	0.1	—	—	2.8

Total Contractual Obligations	$35.3	$17.6	$12.0	$17.0	$4.4	$14.3	$100.6

(1)	Payments for long-term debt obligations exclude debt subject to compromise.

(2)	Capital and operating lease obligations include the minimum lease payments due under existing lease agreements with noncancelable lease terms in excess of one year.

(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.

(4)	Other long-term obligations include payments under severance agreements.

We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

As of December 31, 2005, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2006. At December 31, 2005, the amount of inventory held at the distributor was approximately $4.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claims in the future. As such, no liability has been recorded for this agreement.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire on June 30, 2009. Had these agreements terminated at December 31, 2005, Armstrong would have been obligated to purchase approximately $11.9 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2005, we carried a cash surrender value asset of $7.2 million related to this program. Should we discontinue making premium payments, the insured

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for two of the executives participating in this plan. As a result, beginning in 2003, we have required these two individuals to make the premium payments to continue the policy.

We utilize lines or credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use. Letters of credit are currently arranged through AWI’s DIP Facility with JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank, N.A. prior to the Filing remain outstanding.

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Other Commercial Commitments
Letters of Credit	$71.4	$70.5	$0.9	—	—

In addition, we have lines of credit for certain international operations totaling $45.2 million, of which $19.8 million was used at December 31, 2005 and $25.4 million was available to ensure funds are available to meet operating requirements.

In disposing of assets prior to the Filing, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 - Business regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, there is no way to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $0.8 million has been recorded as of December 31, 2005.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2005, we maintained a $3.6 million net liability for this guarantee. As of December 31, 2005, the net present value of the maximum payments is approximately $5.4 million, excluding any amounts to be paid for tax reimbursement.

See Notes 4 and 22 to the Consolidated Financial Statements for a discussion of the ESOP loan guarantee.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

RELATED PARTIES

See Note 29 of the Consolidated Financial Statements for a discussion of our relationships with WAVE and Interface Solutions, Inc. (“ISI”).

Related party transactions with executives and outside directors are discussed in Item 13 - Certain Relationships and Related Transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counterparties having investment-grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage our exposure to potential nonperformance on such instruments.

Interest Rate Sensitivity

Due to AWI’s Chapter 11 Filing, all affected debt has been classified as liabilities subject to compromise. All such debt will be addressed in the Chapter 11 Case. While operating as a debtor-in-possession, AWI does not expect to pay any principal, interest or other payments on this debt unless approved by the Bankruptcy Court. However, we also have debt of entities that were not a part of the Chapter 11 Filing, which are being paid on schedule. The table below provides information about our long-term debt obligations as of December 31, 2005 and 2004, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The amounts below reflect only debt of entities that are not a part of the Chapter 11 Filing.

	2006	2007	2008	2009	2010	After 2011	Total
Scheduled maturity date
As of December 31, 2005
Long-term debt:
Fixed rate	$4.4	$0.7	$0.2	—	—	$0.1	$5.4
Avg. interest rate	6.22%	7.55%	7.63%	7.63%	7.63%	7.63%	6.47%
Variable rate Avg. interest rate	$1.0 5.61%	$1.0 3.73%	$1.1 3.76%	$11.1 3.85%	$1.2 3.80%	$6.1 4.11%	$21.5 3.99%

	2005	2006	2007	2008	2009	After 2010	Total
Scheduled maturity date
As of December 31, 2004
Long-term debt:
Fixed rate	$7.9	$6.2	$1.6	$1.2	$1.0	$7.6	$25.5
Avg. interest rate	6.34%	6.25%	7.07%	6.89%	6.70%	6.71%	6.51%
Variable rate Avg. interest rate	$0.3 1.75%	$0.3 1.75%	$0.3 1.75%	$0.3 1.75%	$10.2 2.11%	$0.5 1.75%	$11.9 2.06%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. At December 31, 2005, Armstrong’s major foreign currency exposures are to the Euro, the Canadian dollar and the British pound.

We have used foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged.

We also have used foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans.

The table below details our outstanding currency instruments as of December 31, 2005 and 2004. All the instruments outstanding as of December 31, 2005 have scheduled maturity dates on or before March 31, 2007.

	Maturing in:
	2006	2007	Total
On balance sheet FX related derivatives
As of December 31, 2005
Notional amounts (millions)	$482.5	$3.2	$485.7
Assets at fair value (millions)	$1.5	—	$1.5

	Maturing in:
	2005	2006	Total
As of December 31, 2004
Notional amounts (millions)	$378.1	$8.7	$386.8
Assets at fair value (millions)	($13.9)	—	($13.9)

Commodity Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility through derivative instruments, including swap contracts, purchased call options, and zero-cash collars. The table below provides information about Armstrong’s natural gas contracts as of December 31, 2005 and 2004 that are sensitive to changes in commodity prices. Notional amounts and price ranges are in millions of Btu’s (MMBtu).

	Maturing in:
	2006	2007	Total
On balance sheet commodity related derivatives
As of December 31, 2005
Contract amounts (MMBtu)	4,950,000	1,800,000	6,750,000
Contract price range ($/MMBtu)	$5.54 - $11.80	$9.56 - $11.85	$5.54 - $11.85
Assets at fair value (millions)	$15.0	$3.7	$18.7

	Maturing in:
	2005	2006	Total
As of December 31, 2004
Contract amounts (MMBtu)	5,230,000	1,630,000	6,860,000
Contract price range ($/MMBtu)	$4.46 - $6.72	$6.37 - $8.10	$4.46 - $8.10
Assets at fair value (millions)	$4.3	$1.0	$5.3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG HOLDINGS, INC. (unaudited)

(millions except for per share data)	First	Second	Third	Fourth	Total year
2005
Net sales	$840.7	$919.0	$937.0	$861.7	$3,558.4
Gross profit	178.2	200.8	216.2	142.1	737.3
Net earnings (loss) from continuing operations	(3.0)	17.7	46.1	40.9	101.7
Per share of common stock:
Basic	$(0.07)	$0.44	$1.14	$1.01	$2.51
Diluted	$(0.07)	$0.43	$1.13	$1.00	$2.50
Net earnings (loss)	(3.0)	17.7	46.1	51.3	112.1
Per share of common stock:
Basic	$(0.07)	$0.44	$1.14	$1.26	$2.77
Diluted	$(0.07)	$0.43	$1.13	$1.26	$2.75
Price range of common stock—high	$2.82	$4.40	$3.10	$2.34	$4.40
Price range of common stock—low	$1.65	$1.50	$1.99	$1.49	$1.49

2004
Net sales	$845.0	$903.5	$893.5	$855.3	$3,497.3
Gross profit	184.6	216.4	194.2	91.1	686.3
Net earnings (loss) from continuing operations	20.0	(14.5)	23.2	(109.1)	(80.4)
Per share of common stock:
Basic	$0.49	$(0.36)	$0.57	$(2.69)	$(1.99)
Diluted	$0.49	$(0.36)	$0.57	$(2.69)	$(1.99)
Net earnings (loss)	19.6	(14.5)	23.2	(109.1)	(80.8)
Per share of common stock:
Basic	$0.48	$(0.36)	$0.57	$(2.69)	$(2.00)
Diluted	$0.48	$(0.36)	$0.57	$(2.69)	$(2.00)
Price range of common stock—high	$1.39	$1.55	$2.30	$3.51	$3.51
Price range of common stock—low	$0.95	$0.76	$1.16	$1.20	$0.76

There were no dividends paid in 2005 or 2004. The DIP Facility stipulates that AWI will not declare or pay any dividends either directly or indirectly and bankruptcy law bars dividends by companies in Chapter 11.

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2005 Compared With Fourth Quarter 2004

Net sales of $861.7 million in the fourth quarter of 2005 increased from net sales of $855.3 million in the fourth quarter of 2004, an increase of 0.7%. Excluding the unfavorable effects of foreign exchange rates of $10.3 million, net sales increased 2.0% on the strength of volume growth and improved product mix in Building Products. Resilient Flooring net sales decreased 2.5%, excluding the unfavorable effects of foreign exchange rates, primarily due to declining selling prices. Wood Flooring net sales decreased by 1.1% due to price declines related to decreasing lumber costs. Textiles and Sports Flooring increased 5.5%, excluding the unfavorable effects of foreign exchange rates of $3.9 million, due to strength in sports flooring and carpet tiles. Building Products net sales increased by 9.4%, excluding the unfavorable effects of foreign exchange rates of $3.8 million, due to increased selling prices and volume growth. Cabinets decreased by 0.6% with improved price and mix nearly offsetting volume declines. Net sales increased 1.7% in the Americas. Excluding the unfavorable effects of foreign exchange rates of $11.9 million, Europe net sales increased 3.4%, and Pacific Rim sales increased by 2.6%.

For the fourth quarter of 2005, the cost of goods sold was 83.5% of sales, compared to 89.3% in 2004. The 5.8 percentage point decrease was primarily due to approximately $47 million lower fixed asset impairment charges, improved volume and mix and operating efficiencies resulting from cost reduction initiatives. These more than offset approximately $13 million in increased raw material, energy and freight expenses, and approximately $11 million of U.S. pension plan curtailment charges.

SG&A expenses for the fourth quarter of 2005 were $157.1 million as compared to $172.4 million for the fourth quarter of 2004. The decrease is primarily due to lower selling and advertising expenses and favorable impacts of cost reduction initiatives, which more than offset the $6 million portion of the U.S. pension plan curtailment charge. The fourth quarter of 2004 included a $5 million contribution to the Armstrong Foundation (a community giving program funded by Armstrong). In addition, Armstrong Holdings, Inc. SG&A expenses in 2005 benefited from a $1.6 million reversal of a contingent liability established when Armstrong Holdings, Inc. was created.

A goodwill impairment charge of $48.4 million was recorded in the fourth quarter of 2004 related to our European resilient flooring business. See Note 10 of the Consolidated Financial Statements.

Restructuring charges, net, were $6.2 million in the fourth quarter of 2005, primarily related to the transfer of commercial flooring production from Lancaster to other facilities around the world, and $13.3 million in the fourth quarter of 2004, primarily related to the announced closing of our Hoogezand facility and North American SG&A initiatives. See Note 13 of the Consolidated Financial Statements.

An operating loss from continuing operations of $10.1 million in the fourth quarter of 2005 compared to an operating loss of $134.8 million in the fourth quarter of 2004. 2004 included a goodwill impairment charge of $48.4 million and a $44.8 million fixed asset impairment charge, while 2005 includes $17.6 million of fixed asset impairment charges. Aside from these items, the change is primarily due to benefits from ongoing cost initiatives, and lower charges related to cost reduction initiatives.

Chapter 11 reorganization costs, net were income of $5.7 million in the fourth quarter of 2005 and expense of $0.3 million in the fourth quarter of 2004. The change is primarily due to a reversal of an accrual for professional fees for certain advisors.

The tax benefit from continuing operations for the fourth quarter of 2005 was $45.3 million compared to a tax benefit of $26.5 million for the same period of 2004. The year over year comparative tax rates are not meaningful due to the relative size of the loss from operating income reported in 2004 of $134.8 million versus the $4.4 million reported for 2005. During the fourth quarter of 2005, the Company recorded $61.2 million of tax benefits related to a subsidiary capital restructuring, while the comparative period of 2004 reflected non-deductible goodwill and asset impairments of $93.2 million which increased the reported tax rate.

Net income from continuing operations was $40.9 million in the fourth quarter of 2005 compared to a net loss of $109.1 million in the fourth quarter of 2004.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the fair presentation of our financial statements.

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting for Armstrong Holdings, Inc. as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ Michael D. Lockhart
Michael D. Lockhart
Chairman, President & Chief Executive Officer

/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III
Senior Vice President & Chief Financial Officer

/s/ William C. Rodruan
William C. Rodruan
Vice President and Corporate Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

Armstrong Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Armstrong Holdings, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Armstrong Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Armstrong Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as listed in the accompanying index on page 48, and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report dated February 23, 2006 contains an explanatory paragraph that states that three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000, and that the filing under Chapter 11 and the increased uncertainty regarding the Company’s potential asbestos liability raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 48. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 48. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, three of the Company’s domestic subsidiaries, including Armstrong World Industries, Inc., the Company’s major operating subsidiary, filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. Armstrong World Industries, Inc. has also defaulted on certain debt obligations. Although these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company’s potential asbestos liabilities, as discussed in Note 30 of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2006

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$3,558.4	$3,497.3	$3,259.0
Cost of goods sold	2,821.1	2,811.0	2,597.4

Gross profit	737.3	686.3	661.6
Selling, general and administrative expenses	652.7	635.0	612.1
Charge for asbestos liability, net	—	—	81.0
Goodwill impairment	—	108.4	—
Restructuring charges, net	23.2	18.3	8.6
Equity (earnings) from joint venture	(39.3)	(31.6)	(20.8)

Operating income (loss)	100.7	(43.8)	(19.3)
Interest expense (unrecorded contractual interest of $82.8, $86.9 and $95.1, respectively)	8.5	8.4	9.0
Other non-operating expense	1.5	3.1	5.7
Other non-operating (income)	(12.0)	(6.4)	(5.0)
Chapter 11 reorganization (income) costs, net	(1.2)	6.9	9.4

Earnings (loss) from continuing operations before income taxes	103.9	(55.8)	(38.4)
Income tax expense (benefit)	2.2	24.6	(1.6)

Earnings (loss) from continuing operations	101.7	(80.4)	(36.8)
Gain (loss) from discontinued operations, net of tax of $0.0, $0.2 and $0.1	10.4	(0.4)	(2.5)

Net earnings (loss)	$112.1	$(80.8)	$(39.3)

Earnings (loss) per share of common stock, continuing operations:
Basic	$2.51	$(1.99)	$(0.91)
Diluted	$2.50	$(1.99)	$(0.91)
Gain (loss) per share of common stock, discontinued operations:
Basic	$0.26	$(0.01)	$(0.06)
Diluted	$0.26	$(0.01)	$(0.06)
Net earnings (loss) per share of common stock:
Basic	$2.77	$(2.00)	$(0.97)
Diluted	$2.75	$(2.00)	$(0.97)
Average number of common shares outstanding:
Basic	40.5	40.5	40.5
Diluted	40.7	40.5	40.5

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$602.2	$515.9
Accounts and notes receivable, net	328.8	336.1
Inventories, net	514.5	535.1
Deferred income taxes	15.4	15.6
Income tax receivable	18.2	7.0
Other current assets	82.2	72.5

Total current assets	1,561.3	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,562.0 and $1,540.7, respectively	1,145.3	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	476.9	480.9
Investment in affiliates	67.4	72.5
Goodwill	134.2	136.0
Other intangibles, net	68.1	76.0
Deferred income taxes, noncurrent	967.4	941.6
Other noncurrent assets	96.6	122.6

Total assets	$4,606.0	$4,609.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$14.6	$11.1
Current installments of long-term debt	5.4	8.2
Accounts payable and accrued expenses	392.5	447.4
Income tax payable	10.1	20.3
Deferred income taxes	0.8	1.1

Total current liabilities	423.4	488.1
Liabilities subject to compromise	4,864.7	4,866.2
Long-term debt, less current installments	21.5	29.2
Postretirement and postemployment benefit liabilities	258.9	262.6
Pension benefit liabilities	223.7	258.9
Other long-term liabilities	90.0	87.6
Deferred income taxes, noncurrent	21.2	19.2
Minority interest in subsidiaries	7.9	9.3

Total noncurrent liabilities	5,487.9	5,533.0
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.7	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(906.5)	(1,018.6)
Accumulated other comprehensive income	37.1	42.8
Less common stock in treasury, at cost 2005 – 11,214,449 shares and 2004 – 11,210,018 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,305.3)	(1,411.7)

Total liabilities and shareholders’ equity	$4,606.0	$4,609.4

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

	2005		2004		2003
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.7		$167.9		$167.6
Stock issuances and other	—		(0.2)		0.3

Balance at end of year	$167.7		$167.7		$167.9

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,018.6)		$(937.8)		$(898.5)
Net earnings (loss) for year	112.1	$112.1	(80.8)	$(80.8)	(39.3)	$(39.3)

Balance at end of year	$(906.5)		$(1,018.6)		$(937.8)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$42.8		$43.3		$(12.2)
Foreign currency translation adjustments	(14.1)		22.4		56.8
Derivative gain (loss), net	1.2		0.3		(0.3)
Minimum pension liability adjustments	7.2		(23.2)		(1.0)

Total other comprehensive income (loss)	(5.7)	(5.7)	(0.5)	(0.5)	55.5	55.5

Balance at end of year	$37.1		$42.8		$43.3

Comprehensive income (loss)		$106.4		$(81.3)		$16.2

Less treasury stock at cost:
Balance at beginning and end of year	$(513.3)		$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,305.3)		$(1,411.7)		$(1,330.2)

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$112.1	$(80.8)	$(39.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	141.0	151.0	163.1
Goodwill impairment	—	108.4	—
Fixed asset impairments	17.6	64.7	10.5
Deferred income taxes	(24.0)	(22.4)	(51.5)
Gain on sale of notes	(10.4)	—	—
Equity (earnings) from affiliates, net	(39.0)	(33.5)	(20.7)
Gain on sale of investment in affiliates	(3.4)	—	—
Chapter 11 reorganization (income) costs, net	(1.2)	6.9	9.4
Chapter 11 reorganization costs payments	(12.7)	(15.9)	(25.8)
Restructuring charges, net of reversals	23.2	18.3	8.6
Restructuring payments	(24.0)	(4.1)	(8.7)
Asbestos-related insurance recoveries	—	4.5	31.0
Payments for asbestos-related claims	—	—	(9.0)
Charge for asbestos liability, net	—	—	81.0
Cash effect of hedging activities	21.9	1.1	(27.0)
Increase (decrease) in cash from change in:
Receivables	(8.7)	(9.5)	40.6
Inventories	1.5	(61.7)	6.6
Other current assets	(3.7)	11.8	(4.6)
Other noncurrent assets	(16.8)	(34.8)	(18.6)
Accounts payable and accrued expenses	8.5	61.1	(15.6)
Income taxes payable	(16.7)	(29.8)	21.9
Other long-term liabilities	(20.1)	3.5	4.0
Other, net	1.6	4.0	9.9

Net cash provided by operating activities	146.7	142.8	165.8

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(135.5)	(134.0)	(78.1)
Proceeds from sale of notes	38.3	—	—
Distributions from equity affiliates	23.0	10.0	16.0
Proceeds from sale of investment in affiliates	20.6	—	—
Proceeds from the sale of assets	5.1	12.3	4.9

Net cash (used for) investing activities	(48.5)	(111.7)	(57.2)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	5.1	4.0	(5.3)
Payments of long-term debt	(7.6)	(9.8)	(8.2)
Other, net	(1.4)	(1.2)	(0.6)

Net cash (used for) financing activities	(3.9)	(7.0)	(14.1)

Effect of exchange rate changes on cash and cash equivalents	(8.0)	7.5	9.8

Net increase in cash and cash equivalents	$86.3	$31.6	$104.3
Cash and cash equivalents at beginning of year	$515.9	$484.3	$380.0

Cash and cash equivalents at end of year	$602.2	$515.9	$484.3

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. In 2005, we reversed a $1.6 million contingent liability of Armstrong Holdings, Inc. that was originally accrued when Armstrong Holdings, Inc. was formed, because the liability is no longer probable. Due to the lack of material differences in the operations, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 30 under “Asbestos-Related Litigation”.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

In order for a plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005.

Recent Developments and Next Steps in the Chapter 11 Process

On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. Under the modified POR, existing AHI equity holders would receive no distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. AWI filed the modified POR with the Court on February 21, 2006. AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 30). AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged in the modified POR, follows.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished from independent activities of the subsidiaries or affiliates). See Note 30 under “Asbestos-Related Litigation.”

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

Valuation of Consideration to be Distributed under the POR

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust and holders of allowed unsecured claims is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value; and

•	Available Cash of approximately $350 million that AWI expects to have.

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

AHI Dissolution

Upon implementation of the POR, all current stock of AWI would be cancelled and AHI would no longer have any ownership interest in reorganized AWI. Since the POR as modified on February 21, 2006 no longer provides for warrants of reorganized AWI to go to AHI, it is expected that AHI will then have no

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

material assets to be distributed to AHI shareholders, and will dissolve. The POR provides that AWI would pay the costs incurred in connection with administering AHI’s dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) was rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Approximately 4,900 proofs of claim (including late-filed claims) totaling approximately $6.4 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 30.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of December 31, 2005, AWI had approximately $43.3 million in letters of credit, which were issued pursuant to the DIP Facility. As of December 31, 2005, AWI had $309.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 30 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization (income) costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2005, 2004 and 2003:

	2005	2004	2003
Professional fees	$10.4	$11.5	$25.2
Interest income, post-Filing	(11.8)	(4.8)	(3.4)
Adjustments to pre-Filing liabilities	0.1	—	(12.9)
Other expense directly related to bankruptcy, net	0.1	0.2	0.5

Total Chapter 11 reorganization (income) costs, net	$(1.2)	$6.9	$9.4

Professional fees represent legal and financial advisory fees and expenses directly related to the Filing.

Interest income is earned from short-term investments subsequent to the Filing.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Conclusion

AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

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

Use of Estimates. These financial statements are prepared in accordance with U.S. generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior years’ consolidated financial statements and notes thereto have been reclassified to conform to the 2005 presentation.

Revenue Recognition: We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates and promotional programs. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

Sales Incentives. Sales incentives are reflected as a reduction of net sales for all periods presented.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. We recognize advertising expenses as they are incurred.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, for plans that maintain plan assets, our practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations for the pension benefits over periods ranging up to 30 years, but not in excess of the funding limitations.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Earnings (loss) per Common Share. Basic earnings (loss) per share are computed by dividing the earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings (loss). The diluted earnings (loss) per share computations for 2004 and 2003 use the basic number of shares due to the loss from continuing operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. Net sales to specific customers in excess of 10% of our consolidated net sales for 2005, 2004 and 2003 were:

Customer	2005	2004	2003
The Home Depot, Inc.	$384.1	$393.4	$400.0
Lowe’s Companies, Inc.	(1)	(1)	318.7

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales for these years.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with these two home center customers who represented approximately 24% of our trade receivables as of December 31, 2005 and 2004. We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms. Insurance receivables for asbestos-related liabilities are primarily non-current, with the current portion reported in other current assets.

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the uncollectibility of the receivable, all or a portion of the receivable is written off. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the consolidated statements of cash flows.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 20 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 10 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 to 20 years). Buildings are depreciated over 20 to 40 years, depending on factors such as type of construction and use.

Impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in SG&A expenses.

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2005, 2004 and 2003 due to the Chapter 11 Filing.

Plant and equipment held under capital leases are stated at the present value of the minimum lease payments. Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the life of the lease plus any specific option periods.

Goodwill and Other Intangibles. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. See Note 10 for disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent pre-petition liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7, even if they may be settled for lesser amounts.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 18 for further discussion.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Stock-based Employee Compensation. At December 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 23. No equity compensation has been granted since AWI filed for Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing. However, some previously granted restricted stock and options vested after that date. All outstanding options are vested as of December 31, 2005. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” (“FAS 123”) to stock-based employee compensation.

	2005	2004	2003
Net earnings (loss), as reported	$112.1	$(80.8)	$(39.3)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(0.2)

Pro forma net earnings (loss)	$112.1	$(80.8)	$(39.4)

Net earnings (loss) per share:
Basic – as reported	$2.77	$(2.00)	$(0.97)
Basic – pro forma	$2.77	$(2.00)	$(0.97)
Diluted – as reported	$2.75	$(2.00)	$(0.97)
Diluted – pro forma	$2.75	$(2.00)	$(0.97)

Recently Adopted Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We elected to adopt this standard as of January 1, 2005, as permitted. Adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, be treated as a special deduction as described in FAS No. 109. As a result, this deduction has no effect on our deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on our income tax returns.

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. See Note 14, Income Taxes, for more information on the impact of adopting this FSP.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which provides additional guidance on conditional asset retirement obligations under FAS 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years ending after December 15, 2005. Adoption of this standard had no material impact on our consolidated results of operations or financial condition. We have numerous locations that contain asbestos, which meet the definition of an asset retirement obligation. Under current regulations, we are not currently required to remove the asbestos due to its present condition. At some undetermined time in the future, though, we will be required to remove the asbestos. A liability has not been recognized at December 31, 2005 because the fair value cannot be reasonably estimated and we are unable to reasonably determine a settlement date or range of settlement dates for asbestos removal. We will continue to review our locations with asbestos to determine when a liability should be recorded.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Based on an April 2005 ruling by the SEC, the standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Adoption of this standard on January 1, 2006 for our existing stock options will not have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

NOTE 3. NATURE OF OPERATIONS

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland™ and Armstrong™.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America through wholesalers and

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. Expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2005	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,185.4	$833.9	$279.0	$1,047.6	$212.5	—	$3,558.4
Equity (earnings) from joint venture	—	—	—	(39.3)	—	—	(39.3)
Segment operating income (loss)(1)	(25.8)	60.9	(4.4)	148.5	(9.7)	$(68.8)	100.7
Restructuring charges, net of reversals	16.2	0.1	0.2	6.3	0.4	—	23.2
Segment assets	675.9	646.4	196.6	613.2	99.1	2,374.8	4,606.0
Depreciation and amortization	54.8	19.0	5.4	33.9	2.4	25.5	141.0
Fixed asset impairment loss	1.8	15.3	—	0.5	—	—	17.6
Investment in affiliates	—	—	—	67.4	—	—	67.4
Capital additions	42.8	28.8	4.6	42.6	4.5	12.2	135.5

For the year ended 2004	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,215.1	$832.1	$265.4	$971.7	$213.0	—	$3,497.3
Equity (earnings) from joint venture	—	—	—	(31.6)	—	—	(31.6)
Segment operating income (loss)(1)	(150.2)	51.4	(7.1)	127.0	1.4	$(66.3)	(43.8)
Restructuring charges, net of reversals	4.5	1.6	0.4	10.9	0.4	0.5	18.3
Segment assets	737.9	663.6	218.1	596.3	102.2	2,291.3	4,609.4
Depreciation and amortization	62.6	18.1	5.6	35.2	3.8	25.7	151.0
Fixed asset impairment loss	63.1	0.8	—	0.4	0.4	—	64.7
Goodwill impairment	108.4	—	—	—	—	—	108.4
Investment in affiliates	0.6	—	—	51.0	—	20.9	72.5
Capital additions	33.8	33.7	3.9	44.5	1.4	16.7	134.0

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	$3,259.0
Equity (earnings) from joint venture	—	—	—	(20.8)	—	—	(20.8)
Segment operating income (loss) (1)	56.2	(4.0)	(11.0)	95.2	(11.1)	$(144.6)	(19.3)
Restructuring charges, net of reversals	1.2	0.8	7.4	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	2,295.0	4,647.8
Depreciation and amortization	60.6	39.4	5.2	30.2	1.6	26.1	163.1
Fixed asset impairment loss	1.1	3.4	—	3.8	1.6	0.6	10.5
Investment in affiliates	0.6	—	—	29.5	—	18.8	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	7.0	78.1

(1)	Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income (loss) to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	2005	2004	2003
Segment operating income (loss)	$100.7	$(43.8)	$(19.3)
Interest expense	8.5	8.4	9.0
Other non-operating expense	1.5	3.1	5.7
Other non-operating (income)	(12.0)	(6.4)	(5.0)
Chapter 11 reorganization costs, net	(1.2)	6.9	9.4

Income (loss) before taxes and discontinued operations	$103.9	$(55.8)	$(38.4)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas	2005	2004	2003
Net trade sales
Americas:
United States	$2,351.1	$2,338.9	$2,210.9
Canada	192.2	177.6	162.2
Other Americas	31.2	31.8	24.8

Total Americas	$2,574.5	$2,548.3	$2,397.9

Europe:
Germany	$184.9	$181.2	$178.2
United Kingdom	160.1	148.0	125.5
Other Europe	492.0	478.1	439.3

Total Europe	$837.0	$807.3	$743.0

Total Pacific Rim	$146.9	$141.7	$118.1

Total net trade sales	$3,558.4	$3,497.3	$3,259.0

Long-lived assets (property, plant and equipment), net at December 31	2005	2004
Americas:
United States	$805.4	$823.6
Canada	13.7	14.8

Total Americas	$819.1	$838.4

Europe:
Germany	$169.6	$191.3
Other Europe	129.7	150.8

Total Europe	$299.3	$342.1

Total Pacific Rim	$26.9	$28.3

Total long-lived assets, net	$1,145.3	$1,208.8

The reduction in European long-lived assets is primarily related to the negative translation effects of changes in foreign exchange rates.

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 Filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 1 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 30 for further discussion of AWI’s asbestos liability.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Liabilities subject to compromise at December 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Debt (at face value)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.9
Prepetition other payables and accrued interest	69.7	70.4
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,864.7	$4,866.2

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.

NOTE 5. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003 AHI recorded a net loss of $2.4 million for the impairment of some notes receivable and the settlement of certain tax contingencies related to this divestiture. During the fourth quarter of 2005, AHI recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnifications related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	2005	2004
Customer receivables	$355.8	$372.0
Customer notes	6.3	7.9
Miscellaneous receivables	17.3	14.7
Less allowance for discounts and losses	(50.6)	(58.5)

Net accounts and notes receivable	$328.8	$336.1

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 7. INVENTORIES

Following are the components of our inventories:

	2005	2004
Finished goods	$339.1	$362.9
Goods in process	44.6	45.9
Raw materials and supplies	194.4	216.2
Less LIFO and other reserves	(63.6)	(89.9)

Total inventories, net	$514.5	$535.1

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Approximately 44% and 40% of our total inventory in 2005 and 2004, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $52.2 million at the end of 2005 and $74.1 million at year-end 2004.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	2005	2004
International locations	$156.4	$173.0
U.S. Wood Flooring and Cabinets	111.6	125.4
U.S. sourced products	19.3	23.2

Total	$287.3	$321.6

Our international locations all use the FIFO method of inventory valuation primarily because either the LIFO method is not permitted for local tax and/or statutory reporting purposes, or the entities were part of various acquisitions that had adopted the FIFO method prior to our acquisition. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.

Several of the Wood Flooring and Cabinets entities were acquired by Triangle Pacific Corporation (“TPC”) prior to our acquisition of TPC in 1998. TPC had elected to retain the historical inventory valuation policies of the acquired companies and, on the basis of consistency and due to the excessive cost involved, we elected not to amend these policies.

The sourced products represent certain finished goods sourced from third party manufacturers of unique type, primarily from foreign suppliers.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	2005	2004
Land	$69.4	$77.0
Buildings	652.0	657.4
Machinery and equipment	1,904.4	1,937.3
Construction in progress	81.5	77.8
Less accumulated depreciation and amortization	(1,562.0)	(1,540.7)

Net property, plant and equipment	$1,145.3	$1,208.8

In the fourth quarter of 2005, we recorded $17.6 million of fixed asset impairment charges, primarily in Wood Flooring. These impairment charges related to idle equipment and unused property associated with excess manufacturing capacity and products that will no longer be produced. These charges were recorded in cost of goods sold. The fixed asset impairment charges were triggered by an evaluation of current production capacity and future production levels for certain product lines.

In the fourth quarter of 2004, we recorded a $44.8 million fixed asset impairment charge in Resilient Flooring for our European resilient flooring business. This impairment charge reduced land by approximately $29 million and buildings by approximately $16 million and was reported in cost of goods sold. The fixed asset impairment charge was triggered by actual operating losses and negative cash flows incurred in the European resilient flooring business. The expectation was that the operating losses and negative cash flows would continue in the near future. The fixed asset fair values were determined by an independent appraisal firm.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. EQUITY INVESTMENTS

Investments in affiliates of $67.4 million at December 31, 2005, reflected the equity interest in our 50% investment in our WAVE joint venture. The balance decreased $5.1 million from December 31, 2004, primarily due to the August 2005 sale of our equity interest in Interface Solutions, Inc. partially offset by our equity interest in WAVE’s net undistributed earnings.

Affiliate	Income Statement Classification	2005	2004	2003
WAVE	Equity earnings from joint venture	$39.3	$31.6	$20.8
ISI	Other non-operating income	4.1	1.9	0.3
ISI/Other	Other non-operating expense	(1.0)	—	(0.4)

See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE, which we account for under the equity method of accounting, is summarized below:

	2005	2004
Current assets	$125.5	$145.1
Non-current assets	30.4	33.8
Current liabilities	19.1	71.4
Other non-current liabilities	5.8	5.1

	2005	2004	2003
Net sales	$307.7	$278.6	$213.8
Gross profit	99.1	86.3	61.7
Net earnings	78.6	63.2	41.7

See discussion in Note 29 for additional information on these related parties.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of January 1, 2005, we had goodwill of $136.0 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

In the fourth quarter of 2005, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment. The following table represents the changes in goodwill for 2005:

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	December 31, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.8)	—	13.4
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.8)	$—	$134.2

(1)	Consists of the effects of foreign exchange.

During the second quarter of 2004, we concluded that an indication of impairment existed for our European resilient flooring goodwill, which was based on an assessment of financial projections incorporated in our annual strategic plan process. Continuing price declines and volume shortfalls related to our European resilient flooring products were causing significant operating losses, and we revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. In the fourth quarter of 2004, we completed our annual assessment of goodwill as required by FAS 142 and

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

determined that based upon a revised strategic plan, our European resilient flooring goodwill was fully impaired. Therefore, we recorded an additional $48.4 million impairment charge. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. We calculated the reporting unit’s fair value using discounted cash flows. No other goodwill impairment was identified in our annual assessment.

The following table represents the changes in goodwill during 2004.

Goodwill by segment	January 1, 2004	Adjustments, net(1)	Impairments	December 31, 2004
Resilient Flooring	$107.1	$1.3	$(108.4)	—
Wood Flooring	110.4	(2.2)	—	$108.2
Building Products	14.0	1.2	—	15.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$0.3	$(108.4)	$136.0

(1)	Primarily consists of the effects of resolution of pre-acquisition tax contingencies and foreign exchange.

Intangible Assets

The following table details amounts related to our intangible assets as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Computer software	$102.1	$66.7	$109.8	$66.4
Land use rights and other	4.5	1.1	4.4	1.0

Total	$106.6	$67.8	$114.2	$67.4

Non-amortizing intangible assets
Trademarks and brand names	29.3		29.2

Total intangible assets	$135.9		$143.4

Aggregate Amortization Expense
For the year ended December 31	$16.7		$15.4

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

The annual amortization expense expected for the years 2006 through 2010 is as follows:

2006	$13.8
2007	9.0
2008	6.5
2009	3.6
2010	1.3

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 11. OTHER NON-CURRENT ASSETS

	2005	2004
Cash surrender value of company owned life insurance policies	$65.1	$66.8
Long term notes receivable	3.5	31.8
Other	28.0	24.0

Total other non-current assets	$96.6	$122.6

The reduction in long term notes receivable from 2004 to 2005 was primarily due to the early settlement of some notes receivable related to a previous divestiture.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2005	2004
Payables, trade and other	$256.2	$259.8
Employment costs	59.9	65.7
Restructuring severance expenses	2.8	18.0
Other	73.6	103.9

Total accounts payable and accrued expenses	$392.5	$447.4

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 13. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $23.2 million and $18.3 million were recorded in 2005 and 2004, respectively. The following table summarizes these charges:

	Net Charge/ (Reversal)		(unaudited) Number of Employees Impacted
Action Title	2005	2004		Segment
Lancaster Plant	$16.3	$1.0	450	Resilient Flooring
Hoogezand	6.3	10.9	130	Building Products
North America SG&A	(0.1)	5.3	250	Resilient Flooring, Wood Flooring,Corporate
Morristown	0.4	0.4	100	Cabinet Products
Oss	0.2	0.7	70	Textiles & Sports Flooring
Searcy	0.1	0.8	230	Wood Flooring
European Consolidation	—	(0.8)		Resilient Flooring, Textiles & Sports Flooring

Total	$23.2	$18.3

Lancaster Plant: The charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $16.3 million charge in 2005, $14.1 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. In 2004, $0.6 million of the $1.0 million charge related to these non-cash benefits. The other $2.2 million in 2005 and $0.4 million in 2004 is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $17.3 million related primarily to severance and pension related costs. We expect to incur approximately $13 million of restructuring charges in 2006, in addition to $0.3 million of accelerated depreciation and

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

$11.6 million of other related costs, both in cost of goods sold, and approximately $6 million in SG&A. Further, we expect to realize a gain of approximately $15 million in 2006 from the sale of a warehouse which became available as a result of this initiative. We recorded $6.4 million and $10.3 million of accelerated depreciation in 2005 and 2004, respectively. We also recorded $6.3 million of other related costs in 2005 and $17.7 million of fixed asset impairments in 2004, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $17.2 million, and expect to incur an additional $0.6 million of restructuring charges and $0.2 million of accelerated depreciation in 2006. Additionally, we recorded $0.5 million and $1.4 million of accelerated depreciation in cost of goods sold in 2005 and 2004, respectively. We also recorded $0.7 million and $1.1 million of other related costs in cost of goods sold in 2005 and 2004, respectively. In 2005, we recorded fixed asset impairments of $0.4 million, also in cost of goods sold.

North America SG&A: The net reversal of $0.1 million in 2005 (Resilient Flooring) and net charge of $5.3 million in 2004 ($4.0 million in Resilient Flooring, $0.8 million in Wood Flooring, and $0.5 million in Corporate) were recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charges related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.2 million and $1.5 million of accelerated depreciation in 2005 and 2004, respectively, in cost of goods sold. We also recorded $1.0 million of other related costs in 2005 and $0.4 million of fixed asset impairments in 2004, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges. Additionally, in the fourth quarter of 2005, we recorded an asset impairment charge of $13.9 million related to property, plant and equipment at this site. See Note 8 for further discussion.

Oss: The charges were recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We incurred project-to-date restructuring charges of $4.9 million and do not expect to incur any additional costs in the future.

European consolidation: The net reversal in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.5 million) segments.

In 2003, we recorded net restructuring charges of $8.6 million, primarily related to the European consolidation and Oss plant closure.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes activity in the reorganization and restructuring accruals for 2005 and 2004. The amount of net charges in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(24.0)	$9.1	$(1.1)	$8.8
2004	10.0	(4.1)	17.7	1.2	24.8

The amount in “other” for 2005 and 2004 is related to the effects of foreign currency translation.

Of the 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

NOTE 14. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets including, specifically, the asbestos-related liability differences which will be realized subsequent to emergence from Chapter 11 as a U.S. net operating loss that may be carried forward for 20 years.

We have provided valuation allowances for certain state and foreign net operating loss carryforwards and other basis adjustments of $268.7 million. We have $513.6 million of state net operating loss carryforwards with expirations between 2006 and 2025, and $327.2 million of foreign net operating loss carryforwards, which are available for carryforward indefinitely. The net increase in valuation allowance from 2004 is primarily attributable to an increase for capital losses and certain non-U.S. operating losses generated in 2005, including additional needs to cover deferred tax liabilities with indefinite lives, offset by $4.6 million of losses utilized for state tax purposes.

Deferred income tax assets (liabilities)	2005	2004
Postretirement and post employment benefits	$108.9	$116.0
Chapter 11 reorganization costs and restructuring costs	40.9	21.5
Asbestos-related liabilities	1,262.7	1,352.7
Pension assets	33.9	38.6
Net operating losses	134.3	139.0
Capital losses	10.6	—
Other	87.2	36.2

Total deferred tax assets	1,678.5	1,704.0
Valuation allowance	(268.7)	(265.5)

Net deferred tax assets	1,409.8	1,438.5
Accumulated depreciation	(190.9)	(199.1)
Pension credit	(184.7)	(182.6)
Insurance for asbestos-related liabilities	(39.0)	(38.3)
Tax on unremitted earnings	(1.9)	(28.8)
Other	(32.5)	(52.8)

Total deferred income tax liabilities	(449.0)	(501.6)

Net deferred income tax assets	$960.8	$936.9

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:	2005	2004
Deferred income tax asset – current	$15.4	$15.6
Deferred income tax asset – non-current	967.4	941.6
Deferred income tax liability – current	(0.8)	(1.1)
Deferred income tax liability – non-current	(21.2)	(19.2)

Net deferred income tax assets	$960.8	$936.9

Details of taxes	2005	2004	2003
Earnings (loss) from continuing operations before income taxes:
Domestic	$120.7	$79.1	$(53.7)
Foreign	(53.2)	(130.8)	20.0
Eliminations	36.4	(4.1)	(4.7)

Total	$103.9	$(55.8)	$(38.4)

Income tax provision (benefit):
Current:
Federal	$1.6	$33.1	$25.2
Foreign	20.4	14.5	20.8
State	4.2	(0.9)	3.9

Total current	26.2	46.7	49.9

Deferred:
Federal	(34.8)	(15.6)	(41.5)
Foreign	9.0	(6.2)	(9.3)
State	1.8	(0.3)	(0.7)

Total deferred	(24.0)	(22.1)	(51.5)

Total income taxes (benefit)	$2.2	$24.6	$(1.6)

At December 31, 2005, unremitted earnings of subsidiaries outside the U.S. were $106.5 million. We expect to repatriate $7.3 million for which $1.9 million of U.S. taxes were provided in 2005. No U.S. taxes have been provided on the remaining unremitted earnings as our intention is to invest these earnings permanently. If such earnings were to be remitted, approximately $8.2 million in net taxes would be payable including $3.6 million of non-U.S. withholding taxes.

Reconciliation to U.S. statutory tax rate	2005	2004	2003
Continuing operations tax (benefit) at statutory rate	$36.4	$(19.5)	$(13.4)
State income taxes, net of federal benefit	3.4	(2.8)	0.4
Foreign losses and change in valuation allowance	25.2	18.4	7.8
Tax on foreign and foreign-source income	0.2	(3.4)	(5.8)
HIA Dividend tax cost	(0.4)	—	—
Goodwill impairment	—	37.9	—
Bankruptcy reorganization expense	2.5	(5.1)	9.0
Benefit for subsidiary debt impairment	(29.6)	—	—
Capital Loss Utilization	(3.7)	—	—
Permanent book/tax differences	(6.1)	(2.7)	0.4
Net tax on unremitted earnings	(25.7)	1.8	—

Tax expense (benefit) at effective rate	$2.2	$24.6	$(1.6)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Other taxes	2005	2004	2003
Payroll taxes	$83.5	$81.5	$78.0
Property, franchise and capital stock taxes	16.3	17.8	15.8

During the fourth quarter of 2005, the company completed a restructuring of a subsidiary that resulted in a tax benefit on intercompany debt impairment of $29.6 million in addition to a capital loss tax benefit of $3.7 million. The restructuring also caused the elimination of previously unremitted taxable earnings on which we had recorded a deferred tax liability of $27.0 million.

In October 2004, the American Jobs Creations Act of 2004 (the “AJCA”) was signed into law. The AJCA provides for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a net tax benefit of $0.4 million as a result of the reversal of deferred taxes previously provided on these earnings.

The 2005, 2004 and 2003 tax provisions reflect the reversal of certain federal, state and foreign tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

NOTE 15. DEBT

(See Note 4 regarding treatment of prepetition debt.)

($ millions)	2005	Average year-end interest rate	2004	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
DIP Facility	—	—	—	—
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	14.6	4.12%	11.1	3.68%
Bank loans due 2004-2015	15.4	6.10%	24.7	6.04%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	4.95%	21.0	4.13%
Capital lease obligations	1.5	7.63%	2.7	7.63%
Other	15.1	8.62%	15.1	8.61%

Subtotal	1,430.1	7.23%	1,437.1	7.21%
Less debt subject to compromise	1,388.6	7.29%	1,388.6	7.29%
Less current portion and short-term debt	20.0	4.70%	19.3	4.74%

Total long-term debt, less current portion	$21.5	5.17%	$29.2	4.80%

Approximately $29.9 million of the $41.5 million of total debt not subject to compromise outstanding as of December 31, 2005 was secured with buildings and other assets. Approximately $35.7 million of the $48.5 million of total debt not subject to compromise outstanding as of December 31, 2004 was secured with buildings and other assets.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Scheduled payments of long-term debt, excluding debt subject to compromise (millions):

2006	$5.4
2007	1.7
2008	1.3
2009	11.1
2010	1.2

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2005 and 2004.

($ millions)	2005	2004
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	15.1

Total debt subject to compromise	$1,388.6	$1,388.6

In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $82.8 million, $86.9 million and $95.1 million for 2005, 2004 and 2003, respectively. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

On October 21, 2005, the Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2005, to December 8, 2006, on its $75 million DIP Credit Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2005 and 2004, AWI had approximately $43.3 million and $40.6 million, respectively, in letters of credit that were issued under the DIP Facility.

In addition, AHI’s foreign subsidiaries have approximately $25.4 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 16. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. On January 13, 2006 we announced that benefits will be frozen for certain non-production salaried employees effective February 28, 2006. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

Medicare Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act provides employers sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004, retroactive to January 1, 2004. The Act affects both operating income and balance sheet liabilities over time. The 2005 total year benefit of $9.2 million was recorded in cost of goods sold ($5.6 million) and SG&A ($3.6 million). The 2004 total year benefit of $7.0 million was recorded in cost of goods sold ($3.9 million) and SG&A ($3.1 million). The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit was $52.4 million, reflected in the 2004 actuarial (gain)/loss in the table below.

UNITED STATES PLANS

The following tables summarize the balance sheet impact of the pension and postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the Retirement Income Plan (RIP) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation as of January 1	$1,637.4	$1,570.8	$396.7	$436.6
Service cost	24.7	23.2	2.9	3.4
Interest cost	96.0	91.3	20.6	22.3
Plan participants’ contributions	—	—	6.1	5.7
Plan amendments	(10.5)	0.9	(4.9)	—
Effect of curtailments	(8.3)	—	—	—
Effect of special termination benefits	14.1	0.6	—	—
Actuarial (gain)/loss	128.3	50.9	(9.7)	(37.0)
Benefits paid	(105.8)	(100.3)	(33.2)	(34.3)

Benefit obligation as of December 31	$1,775.9	$1,637.4	$378.5	$396.7

Change in plan assets:
Fair value of plan assets as of January 1	$2,010.4	$1,882.9	—	—
Actual return on plan assets – gain	181.2	224.5	—	—
Employer contribution	3.4	3.3	$27.1	$28.6
Plan participants’ contributions	—	—	6.1	5.7
Benefits paid	(105.8)	(100.3)	(33.2)	(34.3)

Fair value of plan assets as of December 31	$2,089.2	$2,010.4	$0.0	$0.0

Funded status of the plans	$313.3	$373.0	$(378.5)	$(396.7)
Unrecognized net actuarial (gain)/loss	21.9	(46.4)	171.5	193.2
Unrecognized prior service cost (benefit)	101.7	117.7	(39.3)	(40.7)

Net asset/(liability) recognized	$436.9	$444.3	$(246.3)	$(244.2)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Investment Policies

The RIP’s primary investment objective is to increase the ratio of RIP assets to liabilities by maximizing the long-term return on investments while minimizing the likelihood of cash contributions over the next 5-10 years. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) investing a portion of RIP assets in a bond portfolio whose duration is roughly equal to the duration of RIP liabilities. Derivatives may be used either to implement investment positions efficiently or to hedge risk but not to create investment leverage.

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2005 and 2004 position for each asset class:

	Target Weight at December 31, 2005	Position at December 31,
Asset Class		2005	2004
Domestic equity	41%	37%	40%
International equity	22%	26%	25%
High yield bonds	5%	6%	6%
Long duration bonds	25%	27%	24%
Real estate	7%	2%	1%
Other fixed income	0%	2%	4%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2005	2004	2005	2004
Prepaid pension costs	$460.0	$465.1
Pension benefit liabilities	(44.3)	(41.2)	$(246.3)	$(244.2)
Intangible asset	0.3	0.5	—	—
Other comprehensive income	20.9	19.9	—	—

Net asset/(liability) recognized	$436.9	$444.3	$(246.3)	$(244.2)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,734.5 million and $1,551.0 million at December 31, 2005 and 2004, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets	2005	2004
Projected benefit obligation, December 31	$47.7	$46.1
Accrued benefit obligation, December 31	44.3	41.2
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$24.7	$23.2	$21.8
Interest cost on projected benefit obligation	96.0	91.3	91.8
Expected return on plan assets	(158.5)	(147.7)	(144.5)
Amortization of prior service cost	16.0	17.4	17.9
Amortization of net actuarial loss	1.5	1.5	1.4

Net periodic pension credit	$(20.3)	$(14.3)	$(11.6)

As a result of our January 13, 2006 announcement that certain non-production salaried employees will have their plan benefits frozen as of February 28, 2006, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million). This charge is not reflected in the table above.

In addition, we recorded separate charges of $14.1 million in 2005 and $0.6 million in 2004 within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 13 for further information.

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$2.9	$3.4	$3.4
Interest cost on accumulated postretirement benefit obligation	20.6	22.3	26.2
Amortization of prior service benefit	(5.6)	(5.1)	(5.1)
Amortization of net actuarial loss	11.9	9.7	12.3

Net periodic postretirement benefit cost	$29.8	$30.3	$36.8

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For measurement purposes, an average rate of 8% annual increase in the per capita cost of covered health care benefits was assumed for 2006, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$(0.8)
Effect on postretirement benefit obligation	12.0	(14.6)

We expect to contribute $3.5 million to our U.S. defined benefit pension plans and $24.7 million to our U.S. postretirement benefit plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits
2006	$95.7	$24.7
2007	94.6	25.3
2008	93.3	25.8
2009	93.2	26.1
2010	92.9	26.5
2011-2015	476.5	129.5

NON-U.S. PLANS

We have defined benefit pension plans covering employees in a number of foreign countries that utilize assumptions which are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact of foreign pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We use a December 31 measurement date for most of our non-U.S. defined benefit plans.

	Pension Benefits
Non-U.S. defined-benefit plans	2005	2004
Change in benefit obligation:
Benefit obligation as of January 1	$488.0	$403.8
Service cost	10.0	9.3
Interest cost	21.7	21.2
Plan participants’ contributions	3.5	3.6
Plan amendments	1.4	0.2
Foreign currency translation adjustment	(52.7)	37.1
Actuarial loss	25.1	33.1
Benefits paid	(22.3)	(20.3)

Benefit obligation as of December 31	$474.7	$488.0

Change in plan assets:
Fair value of plan assets as of January 1	$248.2	$200.4
Actual return on plan assets - gain	35.4	17.7
Employer contributions	26.6	28.3
Plan participants’ contributions	3.5	3.6
Foreign currency translation adjustment	(25.3)	18.5
Benefits paid	(22.3)	(20.3)

Fair value of plan assets as of December 31	$266.1	$248.2

Funded status of the plans	$(208.6)	$(239.8)
Unrecognized net actuarial loss	84.3	89.3
Unrecognized transition asset	(0.1)	(0.3)
Unrecognized prior service cost (benefit)	0.6	(0.7)

Net liability recognized	$(123.8)	$(151.5)

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
	2005	2004
Non-U.S. defined-benefit plans
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.3%	4.8%
Rate of compensation increase	2.9%	3.2%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.8%	5.4%
Expected return on plan assets	5.7%	6.4%
Rate of compensation increase	3.2%	3.4%

Investment Policies

Each of the funded non-US pension plan’s primary investment objective is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations, and to minimize required cash contributions to the plans. This is to be achieved by (a) investing in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2005 and 2004:

	Target Weight at December 31, 2005	Position at December 31,
Asset Class		2005	2004
Equities	46%	51%	49%
Long duration bonds	18%	17%	17%
Other fixed income	31%	30%	34%
Real estate	5%	2%	0%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 5.7% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2005	2004
Prepaid pension cost	$16.9	$15.8
Pension benefit liabilities	(179.4)	(217.7)
Intangible asset	2.7	3.4
Other comprehensive income	36.0	47.0

Net liability recognized	$(123.8)	$(151.5)

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $434.5 million and $449.0 million at December 31, 2005 and 2004, respectively.

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets	2005	2004
Projected benefit obligation, December 31	$474.7	$402.0
Accrued benefit obligation, December 31	434.5	370.3
Fair value of plan assets, December 31	266.1	161.8

The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$10.0	$9.3	$8.2
Interest cost on projected benefit obligation	21.7	21.2	19.4
Expected return on plan assets	(15.7)	(14.8)	(12.8)
Amortization of transition obligation (asset)	(0.1)	0.2	0.3
Amortization of prior service cost	0.3	0.2	0.6
Amortization of net actuarial loss	1.9	0.5	0.5

Net periodic pension cost	$18.1	$16.6	$16.2

In addition, we recorded a separate charge in 2003 of $0.3 million within restructuring expense for a curtailment loss related to the closure of certain operations at a manufacturing plant in Oss, the Netherlands. See Note 13 for further information.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Costs for other non-U.S. defined contribution benefit plans and multiemployer pension plans were $11.7 million in 2005, $11.0 million in 2004, and $11.3 million in 2003.

We expect to contribute $23.9 million to our non-U.S. defined benefit pension plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2006	$19.3
2007	19.8
2008	21.4
2009	22.3
2010	22.9
2011-2015	133.5

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(976.7)	$(1,388.6)	$(982.8)
Long-term debt, including current portion	(26.9)	(26.9)	(37.4)	(37.4)
Foreign currency contract obligations	1.5	1.5	(13.9)	(13.9)
Natural gas contracts	18.7	18.7	5.3	5.3

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair values of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2005, our foreign subsidiaries that are not participating in our Chapter 11 Case had available lines of credit totaling $45.2 million, of which $19.8 million was used, leaving $25.4 million of unused lines of credit for borrowing on December 31, 2005.

On December 31, 2005, we had outstanding letters of credit totaling $71.4 million, of which $43.3 million was issued under the DIP Facility. Letters of credit are currently arranged through AWI’s DIP Facility with JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank, N.A. prior to the Filing remain outstanding. The DIP Facility had $31.7 million that remained available for issuance of letters of credit as of December 31, 2005. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AHI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as a hedge of a forecasted transaction or “cash flow” hedge. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage Armstrong’s exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2005 and 2004.

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a residual basis and use derivatives to hedge our unmatched foreign currency cash inflows and outflows. At December 31, 2005, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly for up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. The effective portion of gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2005 was a liability of $2.8 million, most of which is expected to be charged to earnings in the next twelve months. The impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The net impact of these hedges was a loss of $1.1 million during 2005. There were no circumstances where hedge treatment was discontinued during 2005. The impact of the ineffective portion of these hedges was not material during 2005.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income. The offsetting gains and losses on the related derivative contracts are also recorded in other non-operating income. These transactions are executed on a six-month rolling basis and are offset or increased as repayment or additional inter-company loans are extended. The fair value of these instruments at December 31, 2005 was an asset of $4.2 million, all of which is expected to be taken to earnings in the next twelve months. During 2005, the net impact of these transactions was a gain of $3.0 million, recorded in other non-operating income, which was comprised of a gain of approximately $36.5 million from the foreign currency forward exchange contracts substantially offset by the 2005 translation adjustment of approximately $33.5 million for the underlying inter-company loans.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2005 was an $18.7 million asset, of which $10.1 million is expected to be taken to earnings in the next twelve months. The impact of hedges that matured during 2005, recorded in cost of goods sold, was $14.4 million of income. The impact of the ineffective portion of these hedges was not material during 2005.

NOTE 19. GUARANTEES

As of December 31, 2005, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2006. At December 31, 2005, the amount of inventory held at the distributor was approximately $4.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claim in the future. As such, no liability has been recorded for this agreement.

In disposing of assets prior to the Filing, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 - Business regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $0.8 million has been recorded as of December 31, 2005. See Note 30 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2005, we maintained a $3.6 million net liability for this guarantee. As of December 31, 2005, the net present value of the maximum payments is approximately $5 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 22 for a discussion of the ESOP loan guarantee.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 20. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2005 and 2004:

	2005	2004
Balance at beginning of year	$22.6	$25.5
Reductions for payments	(34.3)	(39.0)
Current year warranty accruals	34.6	37.3
Preexisting warranty accrual changes	(0.7)	(1.8)
Effects of foreign exchange translation	(1.1)	0.6

Balance at end of year	$21.1	$22.6

NOTE 21. OTHER LONG-TERM LIABILITIES

	2005	2004
Long-term deferred compensation arrangements	$39.4	$40.6
U.S. workers’ compensation	18.3	16.9
Environmental liabilities not subject to compromise	7.9	9.4
Other	24.4	20.7

Total other long-term liabilities	$90.0	$87.6

NOTE 22. SAVINGS AND INVESTMENT PLAN (SIP)

In 1989, we established an Employee Stock Ownership Plan (“ESOP”) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan. On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. Effective March 1, 2005, the name of the plan was changed to the Savings and Investment Plan (SIP).

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2005, the SIP allocated 1,969,000 shares to participants that remain outstanding, participants retired 2,455,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. During 2005 and 2004, the SIP sold 1,462,000 and 450,000 unallocated shares on the open market, respectively. The proceeds from the sale remain in the SIP and are expected to be allocated to participants no later than when the SIP debt is addressed in AWI’s Chapter 11 proceedings. As of December 31, 2005, there were no shares in the SIP that had yet to be allocated to participants.

The SIP is a qualified defined contribution plan that also includes a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. The SIP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

employees, and Cabinets salaried employees. We recorded costs for the SIP of $6.5 million in 2005, $5.8 million in 2004 and $5.6 million in 2003, which related to company cash matching contributions.

All SIP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

NOTE 23. STOCK-BASED COMPENSATION PLANS

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All three of the plans discussed above will most likely be terminated upon AWI emerging from Chapter 11. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2005	2004	2003
Option shares at beginning of year	2,264.0	2,376.9	2,508.8
Options granted	—	—	—
Option shares exercised	—	—	—
Options cancelled	(276.7)	(112.9)	(131.9)

Option shares at end of year	1,987.3	2,264.0	2,376.9
Option shares exercisable at end of year	1,987.3	2,264.0	2,343.6
Shares available for grant	4,815.4	4,538.7	4,425.8
Weighted average price per share:
Options outstanding	$27.97	$29.75	$30.62
Options exercisable	$27.97	$29.75	$31.01

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The table below summarizes information about stock options outstanding at December 31, 2005.

(thousands except for life and share price)

	Options outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable at 12/31/05	Weighted- average remaining contractual life	Weighted- average exercise price
$1.19 - $3.60	200.0	5.1	$2.39
$3.61 - $16.40	100.0	4.6	16.38
$16.41 - $19.50	1,200.4	4.2	19.44
$19.51 - $60.00	307.7	1.4	55.34
$60.01 - $83.06	179.2	1.9	73.14

	1,987.3

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2005, 2004 or 2003. At the end of 2005, there were 114,419 restricted shares of common stock outstanding with 715 accumulated dividend equivalent shares.

FAS 123 permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures. Had compensation costs for these plans been determined consistent with FAS 123, our net earnings and earnings per share would have been changed to the following pro forma amounts.

	2005	2004	2003
Net earnings (loss):
As reported	$112.1	$(80.8)	$(39.3)
Pro forma	$112.1	$(80.8)	$(39.4)
Basic earnings (loss) per share:
As reported	$2.77	$(2.00)	$(0.97)
Pro forma	$2.77	$(2.00)	$(0.97)
Diluted earnings (loss) per share:
As reported	$2.75	$(2.00)	$(0.97)
Pro forma	$2.75	$(2.00)	$(0.97)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2005, 2004 or 2003.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 24. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost	2005	2004	2003
Wages and salaries	$800.2	$778.5	$718.9
Payroll taxes	83.5	81.5	78.0
Pension expense (credits), net	26.4	13.3	15.9
Insurance and other benefit costs	92.8	96.0	112.2
Stock-based compensation	(0.1)	—	0.2

Total	$1,002.8	$969.3	$925.2

On January 13, 2006 we announced that certain U.S. non-production salaried employees will have their pension plan benefits frozen as of February 28, 2006. As a result, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005. This amount is included in the pension expense reported in the table above.

NOTE 25. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension through and including the date on which an order confirming the Plan is entered by the U.S. District Court for the District of Delaware to make these decisions with respect to prepetition unexpired leases of real property. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Bankruptcy Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $24.9 million in 2005, $22.4 million in 2004 and $21.3 million in 2003. Future minimum payments at December 31, 2005, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments	Capital Leases	Operating Leases
2006	$1.0	$14.6
2007	0.7	12.1
2008	0.3	8.4
2009	—	4.9
2010	—	2.5
Thereafter	0.1	7.9

Total	$2.1	$50.4

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Assets under capital leases are included in the consolidated balance sheets as follows:

	2005	2004
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	25.2	26.7
Less accumulated amortization	(14.9)	(14.6)

Net assets	$18.2	$20.0

NOTE 26. SHAREHOLDERS’ EQUITY

Treasury share changes for 2005, 2004 and 2003 are as follows:

Years ended December 31 (in thousands)	2005	2004	2003
Common shares
Balance at beginning of year	11,210.0	11,210.0	11,201.3
Stock purchases and other	4.4	—	8.7

Balance at end of year	11,214.4	11,210.0	11,210.0

Stock purchases and other represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

The balance of each component of accumulated other comprehensive income as of December 31, 2005 and 2004 is presented in the table below.

	2005	2004
Foreign currency translation adjustments	$70.2	$84.3
Derivative gain, net	4.8	3.6
Minimum pension liability adjustments	(37.9)	(45.1)

Accumulated other comprehensive income	$37.1	$42.8

The related tax effects allocated to each component of other comprehensive income for 2005 are presented in the table below.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$(13.8)	$(0.3)	$(14.1)
Derivative gain, net	1.8	(0.6)	1.2
Minimum pension liability adjustments	10.0	(2.8)	7.2

Total other comprehensive income	$(2.0)	$(3.7)	$(5.7)

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 27. SUPPLEMENTAL FINANCIAL INFORMATION

	2005	2004	2003
Selected operating expenses
Maintenance and repair costs	$115.4	$118.9	$107.8
Research and development costs	48.5	47.0	46.1
Advertising costs	33.3	31.8	32.7

Other non-operating expense
Foreign currency translation loss, net of hedging activity	—	$1.3	$3.8
Equity loss in ISI	$0.9	—	—
Other	0.6	1.8	1.9

Total	$1.5	$3.1	$5.7

Other non-operating income
Interest income	$4.7	$4.0	$3.5
Foreign currency translation gain, net of hedging activity	2.8	—	—
Equity earnings in ISI	0.7	1.9	0.3
Gain on sale of ISI	3.4	—	—
Interest on asbestos receivable payment	—	—	1.1
Other	0.4	0.5	0.1

Total	$12.0	$6.4	$5.0

NOTE 28. SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
Interest paid	$2.5	$2.8	$3.1
Income taxes paid, net of refunds	$42.9	77.3	27.5

NOTE 29. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retained a 35% ownership of this business as of December 31, 2004. As part of the 1999 divestiture, we had agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. We were required to purchase at least 75% of our felt requirements from ISI. Our purchases of felt products from ISI for the pre-divested part of 2005, 2004 and 2003 were $16.4 million, $27.5 million and $26.9 million, respectively. The amounts due to ISI for these purchases were $1.7 million and $1.6 million at the end of 2004 and 2003. Additionally, we had received nominal monthly payments from ISI for some logistics and administrative services. The amounts outstanding from ISI at the end of 2004 and 2003 for the logistics and administrative services we had provided to them were less than $0.1 million. On August 8, 2005 we sold our remaining 35% equity interest in ISI and ISI is no longer considered a related party. See Note 9 for additional information.

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $68 million, $60 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $13.0 million, $11.8 million and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net amounts due from us to WAVE for all of our relationships were $4.4 million and $4.0 million at the end of 2005 and 2004. See Note 9 for additional information.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 30. LITIGATION AND RELATED MATTERS ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 1 regarding AWI’s Chapter 11 proceeding.

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

Before a plan of reorganization may be implemented by AWI, it must be confirmed by order of both the Bankruptcy Court and the U.S. District Court. In addition, consummation of a plan of reorganization may be subject to the satisfaction after confirmation of certain conditions, as provided by the plan of reorganization. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the POR and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. Under the modified POR, existing AHI equity holders would receive no distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. AWI filed the modified POR with the Court on February 21, 2006. AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress. See Note 1 for further discussion of AWI’s Chapter 11 process. AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged in the modifed POR, follows.

Basic Components of the POR

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

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

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. On May 26, 2005 the bill was reported out of committee. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law prior to AWI implementing a confirmed plan of reorganization, AWI’s asbestos liability would likely be materially reduced from the $3.2 billion amount currently recorded, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no amount is currently recorded in AWI’s liabilities subject to compromise), the amount AWI would be required to pay under the enacted legislation, and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the modified POR will be confirmed, or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded liability if and when it is appropriate.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of December 31, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of December 31, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 but received $4.5 million during 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if a plan of reorganization will be confirmed by the Bankruptcy Court and the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if a plan of reorganization is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

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

Notes to Consolidated Financial Statements

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has entered into a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the settlement, AWI also has contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI will continue to participate in the cleanup under a previously approved Consent Decree. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005. In accordance with this global settlement becoming effective, the EPA proof of claim has been amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. In connection with the global settlement, AWI filed a motion with the Bankruptcy Court on January 11, 2006, objecting to claims asserted by certain PRPs and requesting the Court enter an order disallowing such claims. On February 21, 2006 the Court issued its order disallowing such claims.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

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

Summary of Financial Position

Liabilities of $27.3 million and $28.0 million at December 31, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the December 31, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at December 31, 2005 and $2.4 million at December 31, 2004.

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

BREACH OF CONTRACT CLAIM

Since 2003, we had been pursuing a breach of contract claim against a former laminate flooring supplier. An arbitration hearing was held in March 2005. In July 2005 the tribunal communicated that it intended to rule in Armstrong’s favor. A hearing to address an award amount had been scheduled in September

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

2005. Prior to this scheduled hearing, the parties reached a settlement in which the supplier agreed to pay $6.75 million to Armstrong to resolve all existing and potential claims between the parties. The Bankruptcy Court approved the settlement in October 2005. Accordingly, we recorded a net gain in the third quarter of 2005 of $6.4 million in our Resilient Flooring ($5.2 million) and Wood Flooring ($1.2 million) segments.

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

NOTE 31. EARNINGS PER SHARE

In 2004 and 2003, the diluted loss per share is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

NOTE 32. PREFERRED STOCK PURCHASE RIGHTS PLAN

AHI has a shareholder rights plan under a Rights Agreement dated as of March 14, 2000 and in connection therewith distributed one right for each share of its common stock outstanding. In general, the rights become exercisable at $300 per right for a fractional share of a new series of Class A preferred stock 10 days after a person or group, other than certain affiliates of AHI, either acquires beneficial ownership of shares representing 20% or more of the voting power of AHI or announces a tender or exchange offer that could result in such person or group beneficially owning shares representing 28% or more of the voting power of AHI. Currently, one right is attached to each share of common stock and trades automatically with the share of common stock. When exercisable, the rights may trade separately from the common stock. If thereafter any person or group becomes the beneficial owner of 28% or more of the voting power of AHI, or if AHI is the surviving company in a merger with a person or group that owns 20% or more of the voting power of AHI, then each owner of a right (other than such 20% shareholder) would be entitled to purchase shares of company common stock having a value equal to twice the exercise price of the right. Should AHI be acquired in a merger or other business combination, or sell 50% or more of its assets or earnings power, each right would entitle the holder to purchase, at the exercise price, common shares of the acquirer having a value of twice the exercise price of the right. The rights have no voting power nor do they entitle a holder to receive dividends. At AHI’s option, the rights are redeemable prior to becoming exercisable at five cents per right. Pursuant to action by the AHI Board of Directors on February 20, 2006, the rights are scheduled to expire on the earlier of March 21, 2008 or the date a plan of reorganization in AWI’s Chapter 11 Case becomes effective. Previously, the rights were scheduled to expire on March 21, 2006. The rights can be extended or shortened (by redemption) by the AHI Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors,

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 48. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 48. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company and two of its domestic subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 6, 2000. The Company has also defaulted on certain debt obligations. Although the Company and these operating subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the resulting increased uncertainty regarding the Company’s potential asbestos liabilities, as discussed in Note 30 of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2006

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions)

	Years Ended December 31,
	2005	2004	2003
Net sales	$3,558.4	$3,497.3	$3,259.0
Cost of goods sold	2,821.1	2,811.0	2,597.4

Gross profit	737.3	686.3	661.6
Selling, general and administrative expenses	654.3	633.4	612.1
Charge for asbestos liability, net	—	—	81.0
Goodwill impairment	—	108.4	—
Restructuring charges, net	23.2	18.3	8.6
Equity (earnings) from joint venture	(39.3)	(31.6)	(20.8)

Operating income (loss)	99.1	(42.2)	(19.3)
Interest expense (unrecorded contractual interest of $82.8, $86.9 and $95.1, respectively)	8.4	8.4	9.0
Other non-operating expense	1.5	3.1	5.7
Other non-operating (income)	(11.9)	(6.4)	(5.0)
Chapter 11 reorganization (income) costs, net	(1.2)	6.9	9.4

Earnings (loss) from continuing operations before income taxes	102.3	(54.2)	(38.4)
Income tax expense (benefit)	1.6	25.1	(1.6)

Earnings (loss) from continuing operations	100.7	(79.3)	(36.8)
Gain (loss) from discontinued operations, net of tax of $0.0, $0.2 and $0.1	10.4	(0.4)	(2.5)

Net earnings (loss)	$111.1	$(79.7)	$(39.3)

See accompanying notes to consolidated financial statements beginning on page 111.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$602.2	$515.9
Accounts and notes receivable, net	328.8	336.1
Inventories, net	514.5	535.1
Deferred income taxes	15.4	15.6
Income tax receivable	18.2	7.0
Other current assets	82.2	72.5

Total current assets	1,561.3	1,482.2
Property, plant and equipment, less accumulated depreciation and amortization of $1,562.0 and $1,540.7, respectively	1,145.3	1,208.8
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	476.9	480.9
Investment in affiliates	67.4	72.5
Goodwill	134.2	136.0
Other intangibles, net	68.1	76.0
Deferred income taxes, noncurrent	967.4	941.6
Other noncurrent assets	96.6	122.6

Total assets	$4,606.0	$4,609.4

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$14.6	$11.1
Current installments of long-term debt	5.4	8.2
Accounts payable and accrued expenses	392.5	447.4
Short term amounts due to affiliates	10.0	13.3
Income tax payable	10.0	15.3
Deferred income taxes	0.8	1.1

Total current liabilities	433.3	496.4
Liabilities subject to compromise	4,869.4	4,870.9
Long-term debt, less current installments	21.5	29.2
Postretirement and postemployment benefit liabilities	258.9	262.6
Pension benefit liabilities	223.7	258.9
Other long-term liabilities	90.0	87.6
Deferred income taxes, noncurrent	21.2	19.8
Minority interest in subsidiaries	7.9	9.3

Total noncurrent liabilities	5,492.6	5,538.3
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(910.8)	(1,021.9)
Accumulated other comprehensive income	37.1	42.8
Less common stock in treasury, at cost 2005 and 2004 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,319.9)	(1,425.3)

Total liabilities and shareholder’s equity	$4,606.0	$4,609.4

See accompanying notes to consolidated financial statements beginning on page 111.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

	2005		2004		2003
Common stock, $1 par value:
Balance at beginning and end of year	$51.9		$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$172.6		$172.7		$172.9
Stock issuances and other	—		(0.1)		(0.2)

Balance at end of year	$172.6		$172.6		$172.7

Reduction for ESOP loan guarantee:
Balance at beginning and end of year	$(142.2)		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(1,021.9)		$(942.2)		$(902.9)
Net earnings (loss) for year	111.1	$111.1	(79.7)	$(79.7)	(39.3)	$(39.3)

Balance at end of year	$(910.8)		$(1,021.9)		$(942.2)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$42.8		$43.3		$(12.2)
Foreign currency translation adjustments	(14.1)		22.4		56.8
Derivative gain (loss), net	1.2		0.3		(0.3)
Minimum pension liability adjustments	7.2		(23.2)		(1.0)

Total other comprehensive income (loss)	(5.7)	(5.7)	(0.5)	(0.5)	55.5	55.5

Balance at end of year	$37.1		$42.8		$43.3

Comprehensive income (loss)		$105.4		$(80.2)		$16.2

Less treasury stock at cost:
Balance at beginning and end of year	$(528.5)		$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,319.9)		$(1,425.3)		$(1,345.0)

See accompanying notes to consolidated financial statements beginning on page 111.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$111.1	$(79.7)	$(39.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	141.0	151.0	163.1
Goodwill impairment	—	108.4	—
Fixed asset impairments	17.6	64.7	10.5
Deferred income taxes	(24.6)	(21.9)	(51.5)
Gain on sale of notes	(10.4)	—	—
Equity (earnings) from affiliates, net	(39.0)	(33.5)	(20.7)
Gain on sale of investment in affiliates	(3.4)	—	—
Chapter 11 reorganization (income) costs, net	(1.2)	6.9	9.4
Chapter 11 reorganization costs payments	(12.7)	(15.9)	(25.8)
Restructuring charges, net of reversals	23.2	18.3	8.6
Restructuring payments	(24.0)	(4.1)	(8.7)
Asbestos-related insurance recoveries	—	4.5	31.0
Payments for asbestos-related claims	—	—	(9.0)
Charge for asbestos liability, net	—	—	81.0
Cash effect of hedging activities	21.9	1.1	(27.0)
Increase (decrease) in cash from change in:
Receivables	(8.7)	(9.5)	40.6
Inventories	1.5	(61.7)	6.6
Other current assets	(3.7)	11.8	(4.6)
Other noncurrent assets	(16.8)	(34.8)	(18.6)
Accounts payable and accrued expenses	8.5	61.1	(15.6)
Income taxes payable	(16.7)	(31.4)	21.9
Other long-term liabilities	(20.1)	3.5	4.0
Other, net	3.2	4.0	9.9

Net cash provided by operating activities	146.7	142.8	165.8

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(135.5)	(134.0)	(78.1)
Proceeds from sale of notes	38.3
Distributions from equity affiliates	23.0	10.0	16.0
Proceeds from sale of investment in affiliates	20.6
Proceeds from the sale of assets	5.1	12.3	4.9

Net cash (used for) investing activities	(48.5)	(111.7)	(57.2)

Cash flows from financing activities:
Increase/(decrease) in short-term debt, net	5.1	4.0	(5.3)
Payments of long-term debt	(7.6)	(9.8)	(8.2)
Other, net	(1.4)	(1.2)	(0.6)

Net cash (used for) financing activities	(3.9)	(7.0)	(14.1)

Effect of exchange rate changes on cash and cash equivalents	(8.0)	7.5	9.8

Net increase in cash and cash equivalents	$86.3	$31.6	$104.3
Cash and cash equivalents at beginning of year	$515.9	$484.3	$380.0

Cash and cash equivalents at end of year	$602.2	$515.9	$484.3

See accompanying notes to consolidated financial statements beginning on page 111.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 1. BUSINESS AND CHAPTER 11 REORGANIZATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. In 2005, we reversed a $1.6 million contingent liability of Armstrong Holdings, Inc. that was originally accrued when Armstrong Holdings, Inc. was formed, because the liability is no longer probable. Due to the lack of material differences in the operations, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

AHI and all of AWI’s other direct and indirect subsidiaries, including Armstrong Wood Products Inc. (formerly Triangle Pacific Corp.), WAVE (AWI’s ceiling grid systems joint venture with Worthington Industries, Inc.), Armstrong Canada, and Armstrong DLW AG, were not a part of the Filing and accordingly, except for any asbestos-related liability that also relates, directly or indirectly, to the pre-Filing activities of AWI, the liabilities, including asbestos-related liability if any, of such companies will not be resolved in AWI’s Chapter 11 Case. See below under “The Asbestos Personal Injury Trust” and Note 30 under “Asbestos-Related Litigation”.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In order for a plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005.

Recent Developments and Next Steps in the Chapter 11 Process

On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. Under the modified POR, existing AHI equity holders would receive no distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. AWI filed the modified POR with the Court on February 21, 2006. AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress (see the discussion under “Potential Legislation” in Note 30). AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged in the modified POR, follows.

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

However, although AWI’s domestic and foreign subsidiaries and other affiliates would be protected parties, asbestos-related personal injury claims against them would be channeled to the Asbestos PI Trust only to the extent such claims directly or indirectly relate to the pre-Filing manufacturing, installation, distribution or other activities of AWI, or AWI’s ownership of the subsidiaries or affiliates (as distinguished

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

from independent activities of the subsidiaries or affiliates). See Note 30 under “Asbestos-Related Litigation.”

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

Valuation of Consideration to be Distributed under the POR

Based upon many assumptions (see Disclosure Statement discussion above), to calculate the value of consideration to be distributed, AWI used $2.7 billion as the value of reorganized Armstrong. This is the mid-point of the range of estimated values of $2.4 billion and $3.0 billion that was estimated by AWI and its financial advisors during the third quarter of 2003. AWI’s estimated value of the consideration to be distributed under the POR to the Asbestos PI Trust and holders of allowed unsecured claims is:

•	New common stock at $30 a share, which is the approximate mid-point of the range of estimated values of $24.66 and $35.30 per share, assuming a distribution of 56.4 million shares of new common stock to holders of unsecured claims and the Asbestos PI Trust;

•	Plan Notes in the aggregate principal amount of $775 million, that are worth their face value; and

•	Available Cash of approximately $350 million that AWI expects to have.

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

AHI Dissolution

Upon implementation of the POR, all current stock of AWI would be cancelled and AHI would no longer have any ownership interest in reorganized AWI. Since the POR as modified on February 21, 2006 no

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

longer provides for warrants of reorganized AWI to go to AHI, it is expected that AHI will then have no material assets to be distributed to AHI shareholders, and will dissolve. The POR provides that AWI would pay the costs incurred in connection with administering AHI’s dissolution.

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

Bar Date for Filing Claims

The Bankruptcy Court established August 31, 2001 as the bar date for all claims against AWI except for asbestos-related personal injury claims and certain other specified claims. A bar date is the date by which claims against AWI must be filed if the claimants wish to participate in any distribution in the Chapter 11 Case. A bar date for asbestos-related personal injury claims (other than claims for contribution, indemnification, or subrogation) was rendered unnecessary under the terms of the POR, which defers the filings of such claims until the Asbestos PI Trust is established to administer such claims.

Approximately 4,900 proofs of claim (including late-filed claims) totaling approximately $6.4 billion, alleging a right to payment from AWI, were filed with the Bankruptcy Court in response to the August 31, 2001 bar date. The disposition of these claims under the POR is discussed below. AWI continues the process of investigating and resolving these claims. The Bankruptcy Court will ultimately determine the claims and related liability amounts that will be allowed as part of the Chapter 11 process if the parties cannot agree.

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

Approximately 1,100 proofs of claim totaling approximately $1.3 billion are pending with the Bankruptcy Court that are associated with asbestos-related personal injury litigation, including direct personal injury claims, claims by co-defendants for contribution and indemnification, and claims relating to AWI’s participation in the Center for Claims Resolution. As stated above, the bar date of August 31, 2001 did not apply to asbestos-related personal injury claims other than claims for contribution, indemnification, or subrogation. The POR contemplates that all AWI asbestos-related personal injury claims, including claims for contribution, indemnification, or subrogation, will be addressed in the future pursuant to the procedures relating to the Asbestos PI Trust developed in connection with the POR. See further discussion regarding AWI’s liability for asbestos-related matters in Note 30.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of December 31, 2005, AWI had approximately $43.3 million in letters of credit, which were issued pursuant to the DIP Facility. As of December 31, 2005, AWI had $309.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at December 31, 2005 and December 31,2004. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 30 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization (income) costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during 2005, 2004 and 2003:

	2005	2004	2003
Professional fees	$10.4	$11.5	$25.2
Interest income, post-Filing	(11.8)	(4.8)	(3.4)
Adjustments to pre-Filing liabilities	0.1	—	(12.9)
Other expense directly related to bankruptcy, net	0.1	0.2	0.5

Total Chapter 11 reorganization (income) costs, net	$(1.2)	$6.9	$9.4

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

If and when the POR is confirmed and made effective, reorganized AWI’s condensed consolidated financial statements will change materially in amounts and classifications through the implementation of the fresh start accounting rules of SOP 90-7.

Conclusion

AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11. Therefore, the timing and terms of a resolution of the Chapter 11 Case remain uncertain.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AWI and its majority-owned subsidiaries. The results of less than majority owned subsidiaries are accounted for under the equity method. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Use of Estimates. These financial statements are prepared in accordance with U.S. generally accepted accounting principles and include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asbestos-related liabilities and insurance assets, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers compensation, general liability and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior years’ consolidated financial statements and notes thereto have been reclassified to conform to the 2005 presentation.

Revenue Recognition: We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point. We have some sales terms that are FOB destination. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates and promotional programs. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

Sales Incentives. Sales incentives are reflected as a reduction of net sales for all periods presented.

Shipping and Handling Costs. Shipping and handling costs are reflected in cost of goods sold for all periods presented.

Advertising Costs. We recognize advertising expenses as they are incurred.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. Generally, for plans that maintain plan assets, our practice is to fund the actuarially determined current service costs and the amounts necessary to amortize prior service obligations for the pension benefits over periods ranging up to 30 years, but not in excess of the funding limitations.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

in deferred taxes during the year. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries, in various geographic regions. Net sales to specific customers in excess of 10% of our consolidated net sales for 2005, 2004 and 2003 were:

Customer	2005	2004	2003
The Home Depot, Inc.	$384.1	$393.4	$400.0
Lowe’s Companies, Inc.	(1)	(1)	318.7

(1)	Net sales to Lowe’s Companies, Inc. were less than 10% of consolidated net sales for these years.

Net sales to these customers were recorded in our Resilient Flooring, Wood Flooring and Building Products segments. No other customers accounted for 10% or more of our total consolidated net sales.

There are no significant concentrations of credit risk other than with these two home center customers who represented approximately 24% of our trade receivables as of December 31, 2005 and 2004. We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms. Insurance receivables for asbestos-related liabilities are primarily non-current, with the current portion reported in other current assets.

We establish credit worthiness prior to extending credit. We estimate the recoverability of current and non-current receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the uncollectibility of the receivable, all or a portion of the receivable is written off. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain resilient flooring samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the consolidated statements of cash flows.

Property and Depreciation. Property, plant and equipment values are stated at acquisition cost less accumulated depreciation and amortization. Depreciation charges for financial reporting purposes are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 20 years), computer equipment (3 to 5 years) and office furniture and equipment (5 to 10 years). Within manufacturing equipment, assets that are subject to quick obsolescence or wear out quickly, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (15 to 20 years). Buildings are depreciated over 20 to 40 years, depending on factors such as type of construction and use.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Impairment losses are recorded when indicators of impairment are present, such as operating losses and/or negative cash flows. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. For purposes of calculating any impairment, we estimate the fair value and compare it to the carrying value of the asset. If the fair value is less than the carrying value of the asset, we record an impairment equal to the difference between the fair value and carrying value of the asset. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in SG&A expenses.

Costs of the construction of certain property include capitalized interest which is amortized over the estimated useful life of the related asset. There was no capitalized interest recorded in 2005, 2004 and 2003 due to the Chapter 11 Filing.

Plant and equipment held under capital leases are stated at the present value of the minimum lease payments. Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the life of the lease plus any specific option periods.

Goodwill and Other Intangibles. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. See Note 10 for disclosure on goodwill and other intangibles.

Contingent Liabilities. In the context of the Chapter 11 Case, contingent pre-petition liabilities, including claims that became known after the Filing, are recorded on the basis of the expected amount of the allowed claim in accordance with SOP 90-7, even if they may be settled for lesser amounts.

Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States, which account in a functional currency other than US dollars, are translated using the year end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to diversify or offset the effect of currency, interest rate and commodity price variability. See Note 18 for further discussion.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Stock-based Employee Compensation. At December 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 23. No equity compensation has been granted since AWI filed for Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing. However, some previously granted restricted stock and options vested after that date. All outstanding options are vested as of December 31, 2005. We account for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-based Compensation,” (“FAS 123”) to stock-based employee compensation.

	2005	2004	2003
Net earnings (loss), as reported	$111.1	$(79.7)	$(39.3)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(0.2)

Pro forma net earnings (loss)	$111.1	$(79.7)	$(39.4)

Recently Adopted Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We elected to adopt this standard as of January 1, 2005, as permitted. Adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, be treated as a special deduction as described in FAS No. 109. As a result, this deduction has no effect on our deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on our income tax returns.

In December 2004, the FASB issued FSP FAS No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. See Note 14, Income Taxes, for more information on the impact of adopting this FSP.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which provides additional guidance on conditional asset retirement obligations under FAS 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years ending after December 15, 2005. Adoption of this standard had no material impact on our consolidated results of operations or financial condition. We have numerous locations that contain asbestos, which meet the definition of an asset retirement obligation. Under current regulations, we are not currently required to remove the asbestos due to its present condition. At some undetermined time in the future, though, we

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

will be required to remove the asbestos. A liability has not been recognized at December 31, 2005 because the fair value cannot be reasonably estimated and we are unable to reasonably determine a settlement date or range of settlement dates for asbestos removal. We will continue to review our locations with asbestos to determine when a liability should be recorded.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Based on an April 2005 ruling by the SEC, the standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Adoption of this standard on January 1, 2006 for our existing stock options will not have a material impact on our consolidated results of operations or financial condition because all of our outstanding stock options are fully vested.

NOTE 3. NATURE OF OPERATIONS

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

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes solid wood (predominantly pre-finished), engineered wood floors in various wood species (with oak being the primary species of choice) and related accessories. Virtually all of our Wood Flooring’s sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers under the brand names Bruce®, Hartco®, Robbins®, Timberland™ and Armstrong™.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources and sells wood ceiling systems. The products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the brand names Armstrong™ and Bruce®.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Unallocated Corporate — includes assets and expenses that have not been allocated to the business units. Unallocated Corporate assets are primarily deferred tax assets, cash and the U.S. prepaid pension cost. Expenses included in Unallocated Corporate are corporate departments’ expenses that have not been allocated to other reportable segments, and the U.S. pension credit. Expenses for our corporate departments (including computer services, human resources, legal, finance and other) are allocated to the reportable segments when the departments provide specific work to the reportable segment and the expense allocation can be based on known metrics, such as time reporting, headcount or square-footage. The remaining expenses, which cannot be attributable to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For the year ended 2005	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,185.4	$833.9	$279.0	$1,047.6	$212.5	—	$3,558.4
Equity (earnings) from joint venture	—	—	—	(39.3)	—	—	(39.3)
Segment operating income (loss)(1)	(25.8)	60.9	(4.4)	148.5	(9.7)	$(70.4)	99.1
Restructuring charges, net of reversals	16.2	0.1	0.2	6.3	0.4	—	23.2
Segment assets	675.9	646.4	196.6	613.2	99.1	2,374.8	4,606.0
Depreciation and amortization	54.8	19.0	5.4	33.9	2.4	25.5	141.0
Fixed asset impairment loss	1.8	15.3	—	0.5	—	—	17.6
Investment in affiliates	—	—	—	67.4	—	—	67.4
Capital additions	42.8	28.8	4.6	42.6	4.5	12.2	135.5

For the year ended 2004	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,215.1	$832.1	$265.4	$971.7	$213.0	—	$3,497.3
Equity (earnings) from joint venture	—	—	—	(31.6)	—	—	(31.6)
Segment operating income (loss)(1)	(150.2)	51.4	(7.1)	127.0	1.4	$(64.7)	(42.2)
Restructuring charges, net of reversals	4.5	1.6	0.4	10.9	0.4	0.5	18.3
Segment assets	737.9	663.6	218.1	596.3	102.2	2,291.3	4,609.4
Depreciation and amortization	62.6	18.1	5.6	35.2	3.8	25.7	151.0
Fixed asset impairment loss	63.1	0.8	—	0.4	0.4	—	64.7
Goodwill impairment	108.4	—	—	—	—	—	108.4
Investment in affiliates	0.6	—	—	51.0	—	20.9	72.5
Capital additions	33.8	33.7	3.9	44.5	1.4	16.7	134.0

For the year ended 2003	Resilient Flooring	Wood Flooring	Textiles & Sports Flooring	Building Products	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,181.5	$738.6	$271.9	$862.2	$204.8	—	$3,259.0
Equity (earnings) from joint venture	—	—	—	(20.8)	—	—	(20.8)
Segment operating income (loss) (1)	56.2	(4.0)	(11.0)	95.2	(11.1)	$(144.6)	(19.3)
Restructuring charges, net of reversals	1.2	0.8	7.4	—	—	(0.8)	8.6
Segment assets	915.3	576.6	207.1	551.5	102.3	2,295.0	4,647.8
Depreciation and amortization	60.6	39.4	5.2	30.2	1.6	26.1	163.1
Fixed asset impairment loss	1.1	3.4	—	3.8	1.6	0.6	10.5
Investment in affiliates	0.6	—	—	29.5	—	18.8	48.9
Capital additions	26.5	17.3	3.4	22.3	1.6	7.0	78.1

(1)	Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income (loss) to income before taxes, extraordinary items, discontinued operations, and the cumulative effect of changes in accounting principles. These items are only measured and managed on a consolidated basis:

	2005	2004	2003
Segment operating income (loss)	$99.1	$(42.2)	$(19.3)
Interest expense	8.4	8.4	9.0
Other non-operating expense	1.5	3.1	5.7
Other non-operating (income)	(11.9)	(6.4)	(5.0)
Chapter 11 reorganization costs, net	(1.2)	6.9	9.4

Income (loss) before taxes and discontinued operations	$102.3	$(54.2)	$(38.4)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas	2005	2004	2003
Net trade sales
Americas:
United States	$2,351.1	$2,338.9	$2,210.9
Canada	192.2	177.6	162.2
Other Americas	31.2	31.8	24.8

Total Americas	$2,574.5	$2,548.3	$2,397.9

Europe:
Germany	$184.9	$181.2	$178.2
United Kingdom	160.1	148.0	125.5
Other Europe	492.0	478.1	439.3

Total Europe	$837.0	$807.3	$743.0

Total Pacific Rim	$146.9	$141.7	$118.1

Total net trade sales	$3,558.4	$3,497.3	$3,259.0

Long-lived assets (property, plant and equipment), net at December 31	2005	2004
Americas:
United States	$805.4	$823.6
Canada	13.7	14.8

Total Americas	$819.1	$838.4

Europe:
Germany	$169.6	$191.3
Other Europe	129.7	150.8

Total Europe	$299.3	$342.1

Total Pacific Rim	$26.9	$28.3

Total long-lived assets, net	$1,145.3	$1,208.8

The reduction in European long-lived assets is primarily related to the negative translation effects of changes in foreign exchange rates.

NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of AWI’s Chapter 11 Filing (see Note 1), pursuant to SOP 90-7, AWI is required to segregate prepetition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s prepetition debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of our subsidiaries that are not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s asbestos liability is also recorded in liabilities subject to compromise. See Note 1 for further discussion on how the Chapter 11 process may address AWI’s liabilities subject to compromise and Note 30 for further discussion of AWI’s asbestos liability.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Liabilities subject to compromise at December 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Debt (at face value)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.9
Prepetition other payables and accrued interest	69.7	70.4
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,869.4	$4,870.9

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

See Note 15 for detail of debt subject to compromise.

NOTE 5. DISCONTINUED OPERATIONS

On May 31, 2000, Armstrong completed its sale of all entities, assets and certain liabilities comprising its Insulation Products segment. During 2003 AHI recorded a net loss of $2.4 million for the impairment of some notes receivable and the settlement of certain tax contingencies related to this divestiture. During the fourth quarter of 2005, AHI recorded a net gain of $10.4 million due to the early settlement of the remaining notes receivable and the settlement of other disputed items.

On December 29, 1995, Armstrong sold a furniture subsidiary, Thomasville Furniture Industries. During 2004 and 2003, AHI recorded net losses of $0.4 million and $0.1 million, respectively, for the environmental and tax indemnifications related to this divestiture.

In accordance with FAS 144, these adjustments were classified as discontinued operations since the original divestitures were reported as discontinued operations.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	2005	2004
Customer receivables	$355.8	$372.0
Customer notes	6.3	7.9
Miscellaneous receivables	17.3	14.7
Less allowance for discounts and losses	(50.6)	(58.5)

Net accounts and notes receivable	$328.8	$336.1

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 7. INVENTORIES

Following are the components of our inventories:

	2005	2004
Finished goods	$339.1	$362.9
Goods in process	44.6	45.9
Raw materials and supplies	194.4	216.2
Less LIFO and other reserves	(63.6)	(89.9)

Total inventories, net	$514.5	$535.1

Approximately 44% and 40% of our total inventory in 2005 and 2004, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $52.2 million at the end of 2005 and $74.1 million at year-end 2004.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	2005	2004
International locations	$156.4	$173.0
U.S. Wood Flooring and Cabinets	111.6	125.4
U.S. sourced products	19.3	23.2

Total	$287.3	$321.6

Our international locations all use the FIFO method of inventory valuation primarily because either the LIFO method is not permitted for local tax and/or statutory reporting purposes, or the entities were part of various acquisitions that had adopted the FIFO method prior to our acquisition. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.

Several of the Wood Flooring and Cabinets entities were acquired by Triangle Pacific Corporation (“TPC”) prior to our acquisition of TPC in 1998. TPC had elected to retain the historical inventory valuation policies of the acquired companies and, on the basis of consistency and due to the excessive cost involved, we elected not to amend these policies.

The sourced products represent certain finished goods sourced from third party manufacturers of unique type, primarily from foreign suppliers.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	2005	2004
Land	$69.4	$77.0
Buildings	652.0	657.4
Machinery and equipment	1,904.4	1,937.3
Construction in progress	81.5	77.8
Less accumulated depreciation and amortization	(1,562.0)	(1,540.7)

Net property, plant and equipment	$1,145.3	$1,208.8

In the fourth quarter of 2005, we recorded $17.6 million of fixed asset impairment charges, primarily in Wood Flooring. These impairment charges related to idle equipment and unused property associated with excess manufacturing capacity and products that will no longer be produced. These charges were recorded in cost of goods sold. The fixed asset impairment charges were triggered by an evaluation of current production capacity and future production levels for certain product lines.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In the fourth quarter of 2004, we recorded a $44.8 million fixed asset impairment charge in Resilient Flooring for our European resilient flooring business. This impairment charge reduced land by approximately $29 million and buildings by approximately $16 million and was reported in cost of goods sold. The fixed asset impairment charge was triggered by actual operating losses and negative cash flows incurred in the European resilient flooring business. The expectation was that the operating losses and negative cash flows would continue in the near future. The fixed asset fair values were determined by an independent appraisal firm.

NOTE 9. EQUITY INVESTMENTS

Investments in affiliates of $67.4 million at December 31, 2005, reflected the equity interest in our 50% investment in our WAVE joint venture. The balance decreased $5.1 million from December 31, 2004, primarily due to the August 2005 sale of our equity interest in Interface Solutions, Inc. partially offset by our equity interest in WAVE’s net undistributed earnings.

Affiliate	Income Statement Classification	2005	2004	2003
WAVE	Equity earnings from joint venture	$39.3	$31.6	$20.8
ISI	Other non-operating income	4.1	1.9	0.3
ISI/Other	Other non-operating expense	(1.0)	—	(0.4)

See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE, which we account for under the equity method of accounting, is summarized below:

	2005	2004
Current assets	$125.5	$145.1
Non-current assets	30.4	33.8
Current liabilities	19.1	71.4
Other non-current liabilities	5.8	5.1

	2005	2004	2003
Net sales	$307.7	$278.6	$213.8
Gross profit	99.1	86.3	61.7
Net earnings	78.6	63.2	41.7

See discussion in Note 29 for additional information on these related parties.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of January 1, 2005, we had goodwill of $136.0 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

In the fourth quarter of 2005, we completed our annual assessment of goodwill as required by FAS 142 and determined there was no impairment. The following table represents the changes in goodwill for 2005:

Goodwill by segment	January 1, 2005	Adjustments, net(1)	Impairments	December 31, 2005
Wood Flooring	$108.2	—	—	$108.2
Building Products	15.2	$(1.8)	—	13.4
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$136.0	$(1.8)	$—	$134.2

(1)	Consists of the effects of foreign exchange.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

During the second quarter of 2004, we concluded that an indication of impairment existed for our European resilient flooring goodwill, which was based on an assessment of financial projections incorporated in our annual strategic plan process. Continuing price declines and volume shortfalls related to our European resilient flooring products were causing significant operating losses, and we revised our projections accordingly. We calculated a preliminary estimate of the European resilient flooring reporting unit’s fair value using discounted cash flows. Based on this preliminary fair value calculation, we recorded a non-cash goodwill impairment loss of $60.0 million in the second quarter of 2004. In the fourth quarter of 2004, we completed our annual assessment of goodwill as required by FAS 142 and determined that based upon a revised strategic plan, our European resilient flooring goodwill was fully impaired. Therefore, we recorded an additional $48.4 million impairment charge. The goodwill impairment charges arose from the European resilient flooring reporting unit’s fair value being lower than its carrying value. The fair value was negatively affected by lower operating profits and expected future cash flows determined in recent forecasting analyses. We calculated the reporting unit’s fair value using discounted cash flows. No other goodwill impairment was identified in our annual assessment.

The following table represents the changes in goodwill during 2004.

Goodwill by segment	January 1, 2004	Adjustments, net(1)	Impairments	December 31, 2004
Resilient Flooring	$107.1	$1.3	$(108.4)	—
Wood Flooring	110.4	(2.2)	—	$108.2
Building Products	14.0	1.2	—	15.2
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$244.1	$0.3	$(108.4)	$136.0

(1)	Primarily consists of the effects of resolution of pre-acquisition tax contingencies and foreign exchange.

Intangible Assets

The following table details amounts related to our intangible assets as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Computer software	$102.1	$66.7	$109.8	$66.4
Land use rights and other	4.5	1.1	4.4	1.0

Total	$106.6	$67.8	$114.2	$67.4

Non-amortizing intangible assets
Trademarks and brand names	29.3		29.2

Total intangible assets	$135.9		$143.4

Aggregate Amortization Expense
For the year ended December 31	$16.7		$15.4

Amortization charges for computer software are determined on a straight-line basis at rates calculated to provide for the retirement of assets at the end of their useful lives, generally 3 to 7 years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The annual amortization expense expected for the years 2006 through 2010 is as follows:

2006	$13.8
2007	9.0
2008	6.5
2009	3.6
2010	1.3

NOTE 11. OTHER NON-CURRENT ASSETS

	2005	2004
Cash surrender value of company owned life insurance policies	$65.1	$66.8
Long term notes receivable	3.5	31.8
Other	28.0	24.0

Total other non-current assets	$96.6	$122.6

The reduction in long term notes receivable from 2004 to 2005 was primarily due to the early settlement of some notes receivable related to a previous divestiture.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2005	2004
Payables, trade and other	$256.2	$259.8
Employment costs	59.9	65.7
Restructuring severance expenses	2.8	18.0
Other	73.6	103.9

Total accounts payable and accrued expenses	$392.5	$447.4

Certain other accounts payable and accrued expenses have been categorized as liabilities subject to compromise (see Note 4).

NOTE 13. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $23.2 million and $18.3 million were recorded in 2005 and 2004, respectively. The following table summarizes these charges:

	Net Charge/ (Reversal)		(unaudited) Number of Employees Impacted
Action Title	2005	2004		Segment
Lancaster Plant	$16.3	$1.0	450	Resilient Flooring
Hoogezand	6.3	10.9	130	Building Products
North America SG&A	(0.1)	5.3	250	Resilient Flooring, Wood Flooring, Corporate
Morristown	0.4	0.4	100	Cabinet Products
Oss	0.2	0.7	70	Textiles & Sports Flooring
Searcy	0.1	0.8	230	Wood Flooring
European Consolidation	—	(0.8)		Resilient Flooring, Textiles & Sports Flooring

Total	$23.2	$18.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Lancaster Plant: The charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements will be serviced by other facilities around the world. Of the $16.3 million charge in 2005, $14.1 million is a non-cash charge related to termination benefits to be paid through the U.S. pension plan. In 2004, $0.6 million of the $1.0 million charge related to these non-cash benefits. The other $2.2 million in 2005 and $0.4 million in 2004 is comprised of severance and related costs. We have incurred project-to-date restructuring charges of $17.3 million related primarily to severance and pension related costs. We expect to incur approximately $13 million of restructuring charges in 2006, in addition to $0.3 million of accelerated depreciation and $11.6 million of other related costs, both in cost of goods sold, and approximately $6 million in SG&A. Further, we expect to realize a gain of approximately $15 million in 2006 from the sale of a warehouse which became available as a result of this initiative. We recorded $6.4 million and $10.3 million of accelerated depreciation in 2005 and 2004, respectively. We also recorded $6.3 million of other related costs in 2005 and $17.7 million of fixed asset impairments in 2004, both in cost of goods sold.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred project-to-date restructuring charges of $17.2 million, and expect to incur an additional $0.6 million of restructuring charges and $0.2 million of accelerated depreciation in 2006. Additionally, we recorded $0.5 million and $1.4 million of accelerated depreciation in cost of goods sold in 2005 and 2004, respectively. We also recorded $0.7 million and $1.1 million of other related costs in cost of goods sold in 2005 and 2004, respectively. In 2005, we recorded fixed asset impairments of $0.4 million, also in cost of goods sold.

North America SG&A: The net reversal of $0.1 million in 2005 (Resilient Flooring) and net charge of $5.3 million in 2004 ($4.0 million in Resilient Flooring, $0.8 million in Wood Flooring, and $0.5 million in Corporate) were recorded for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charges related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We have incurred project-to-date restructuring charges of $0.4 million for severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.2 million and $1.5 million of accelerated depreciation in 2005 and 2004, respectively, in cost of goods sold. We also recorded $1.0 million of other related costs in 2005 and $0.4 million of fixed asset impairments in 2004, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges. Additionally, in the fourth quarter of 2005, we recorded an asset impairment charge of $13.9 million related to property, plant and equipment at this site. See Note 8 for further discussion.

Oss: The charges were recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We will continue to manufacture carpet at other plants across Europe. We incurred project-to-date restructuring charges of $4.9 million and do not expect to incur any additional costs in the future.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

European consolidation: The net reversal in 2004 comprised certain severance accruals that were no longer necessary in the remaining accruals from the 2003 and 2002 charges in the Textiles and Sports Flooring ($0.3 million) and Resilient Flooring ($0.5 million) segments.

In 2003, we recorded net restructuring charges of $8.6 million, primarily related to the European consolidation and Oss plant closure.

The following table summarizes activity in the reorganization and restructuring accruals for 2005 and 2004. The amount of net charges in the table does not agree to the income statement due to non-cash charges for enhanced retirement benefits that did not affect the restructuring accrual accounts.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2005	$24.8	$(24.0)	$9.1	$(1.1)	$8.8
2004	10.0	(4.1)	17.7	1.2	24.8

The amount in “other” for 2005 and 2004 is related to the effects of foreign currency translation.

Of the 2005 and 2004 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of December 31, 2005 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

NOTE 14. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets including, specifically, the asbestos-related liability differences which will be realized subsequent to emergence from Chapter 11 as a U.S. net operating loss that may be carried forward for 20 years.

We have provided valuation allowances for certain state and foreign net operating loss carryforwards and other basis adjustments of $268.7 million. We have $513.6 million of state net operating loss carryforwards with expirations between 2006 and 2025, and $327.2 million of foreign net operating loss carryforwards, which are available for carryforward indefinitely. The net increase in valuation allowance from 2004 is primarily attributable to an increase for capital losses and certain non-U.S. operating losses generated in 2005, including additional needs to cover deferred tax liabilities with indefinite lives, offset by $4.6 million of losses utilized for state tax purposes.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Deferred income tax assets (liabilities)	2005	2004
Postretirement and postemployment benefits	$108.9	$116.0
Chapter 11 reorganization costs and restructuring costs	40.9	21.5
Asbestos-related liabilities	1,262.7	1,352.7
Pension assets	33.9	38.6
Net operating losses	134.3	139.0
Capital losses	10.6	—
Other	87.2	36.2

Total deferred tax assets	1,678.5	1,704.0
Valuation allowance	(268.7)	(265.5)

Net deferred tax assets	1,409.8	1,438.5

Accumulated depreciation	(190.9)	(199.1)
Pension credit	(184.7)	(182.6)
Insurance for asbestos-related liabilities	(39.0)	(38.3)
Tax on unremitted earnings	(1.9)	(28.8)
Other	(32.5)	(53.4)

Total deferred income tax liabilities	(449.0)	(502.2)

Net deferred income tax assets	$960.8	$936.3

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset – current	$15.4	$15.6
Deferred income tax asset – non-current	967.4	941.6
Deferred income tax liability – current	(0.8)	(1.1)
Deferred income tax liability – non-current	(21.2)	(19.8)

Net deferred income tax assets	$960.8	$936.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Details of taxes	2005	2004	2003
Earnings (loss) from continuing operations before income taxes:
Domestic	$119.1	$80.7	$(53.7)
Foreign	(53.2)	(130.8)	20.0
Eliminations	36.4	(4.1)	(4.7)

Total	$102.3	$(54.2)	$(38.4)

Income tax provision (benefit):
Current:
Federal	$1.6	$33.1	$25.2
Foreign	20.4	14.5	20.8
State	4.2	(0.9)	3.9

Total current	26.2	46.7	49.9

Deferred:
Federal	(35.4)	(15.1)	(41.5)
Foreign	9.0	(6.2)	(9.3)
State	1.8	(0.3)	(0.7)

Total deferred	(24.6)	(21.6)	(51.5)

Total income taxes (benefit)	$1.6	$25.1	$(1.6)

At December 31, 2005, unremitted earnings of subsidiaries outside the U.S. were $106.5 million. We expect to repatriate $7.3 million for which $1.9 million of U.S. taxes were provided in 2005. No U.S. taxes have been provided on the remaining unremitted earnings as our intention is to invest these earnings permanently. If such earnings were to be remitted, approximately $8.2 million in net taxes would be payable including $3.6 million of non-U.S. withholding taxes.

Reconciliation to U.S. statutory tax rate	2005	2004	2003
Continuing operations tax (benefit) at statutory rate	$35.8	$(19.0)	$(13.4)
State income taxes, net of federal benefit	3.4	(2.8)	0.4
Foreign losses and change in valuation allowance	25.2	18.4	7.8
Tax on foreign and foreign-source income	0.2	(3.4)	(5.8)
HIA Dividend tax cost	(0.4)	—	—
Goodwill impairment	—	37.9	—
Bankruptcy reorganization expense	2.5	(5.1)	9.0
Benefit for subsidiary debt impairment	(29.6)	—	—
Capital Loss Utilization	(3.7)	—	—
Permanent book/tax differences	(6.1)	(2.7)	0.4
Net tax on unremitted earnings	(25.7)	1.8	—

Tax expense (benefit) at effective rate	$1.6	$25.1	$(1.6)

Other taxes	2005	2004	2003
Payroll taxes	$83.5	$81.5	$78.0
Property, franchise and capital stock taxes	16.3	17.8	15.8

During the fourth quarter of 2005, the company completed a restructuring of a subsidiary that resulted in a tax benefit on intercompany debt impairment of $29.6 million in addition to a capital loss tax benefit of $3.7 million. The restructuring also caused the elimination of previously unremitted taxable earnings on which we had recorded a deferred tax liability of $27.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In October 2004, the American Jobs Creations Act of 2004 (the “AJCA”) was signed into law. The AJCA provides for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a net tax benefit of $0.4 million as a result of the reversal of deferred taxes previously provided on these earnings.

The 2005, 2004 and 2003 tax provisions reflect the reversal of certain federal, state and foreign tax accruals no longer required due to the completion of tax audits and expiration of statutes of limitation partially offset by certain nondeductible expenses.

NOTE 15. DEBT

(See Note 4 regarding treatment of prepetition debt.)

($ millions)	2005	Average year-end interest rate	2004	Average year-end interest rate
Borrowings under lines of credit	$450.0	7.18%	$450.0	7.18%
DIP Facility	—	—	—	—
Commercial paper	50.0	6.75%	50.0	6.75%
Foreign banks	14.6	4.12%	11.1	3.68%
Bank loans due 2004-2015	15.4	6.10%	24.7	6.04%
9.00% medium-term notes due 2001	7.5	9.00%	7.5	9.00%
6.35% senior notes due 2003	200.0	6.35%	200.0	6.35%
6.50% senior notes due 2005	150.0	6.50%	150.0	6.50%
9.75% debentures due 2008	125.0	9.75%	125.0	9.75%
7.45% senior notes due 2029	200.0	7.45%	200.0	7.45%
7.45% senior quarterly interest bonds due 2038	180.0	7.45%	180.0	7.45%
Industrial development bonds	21.0	4.95%	21.0	4.13%
Capital lease obligations	1.5	7.63%	2.7	7.63%
Other	15.1	8.62%	15.1	8.61%

Subtotal	1,430.1	7.23%	1,437.1	7.21%
Less debt subject to compromise	1,388.6	7.29%	1,388.6	7.29%
Less current portion and short-term debt	20.0	4.70%	19.3	4.74%

Total long-term debt, less current portion	$21.5	5.17%	$29.2	4.80%

Approximately $29.9 million of the $41.5 million of total debt not subject to compromise outstanding as of December 31, 2005 was secured with buildings and other assets. Approximately $35.7 million of the $48.5 million of total debt not subject to compromise outstanding as of December 31, 2004 was secured with buildings and other assets.

Scheduled payments of long-term debt, excluding debt subject to compromise (millions):

2006	$5.4
2007	1.7
2008	1.3
2009	11.1
2010	1.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Debt from the table above included in liabilities subject to compromise consisted of the following at December 31, 2005 and 2004.

($ millions)	2005	2004
Borrowings under lines of credit	$450.0	$450.0
Commercial paper	50.0	50.0
9.00% medium-term notes due 2001	7.5	7.5
6.35% senior notes due 2003	200.0	200.0
6.50% senior notes due 2005	150.0	150.0
9.75% debentures due 2008	125.0	125.0
7.45% senior notes due 2029	200.0	200.0
7.45% senior quarterly interest bonds due 2038	180.0	180.0
Industrial development bonds	11.0	11.0
Other	15.1	15.1

Total debt subject to compromise	$1,388.6	$1,388.6

In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $82.8 million, $86.9 million and $95.1 million for 2005, 2004 and 2003, respectively. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

On October 21, 2005, the Court announced it had approved AWI’s motion to extend the maturity date from December 8, 2005, to December 8, 2006, on its $75 million DIP Credit Facility that is limited to issuances of letters of credit. Obligations under the DIP Facility to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. As of December 31, 2005 and 2004, AWI had approximately $43.3 million and $40.6 million, respectively, in letters of credit that were issued under the DIP Facility.

In addition, AHI’s foreign subsidiaries have approximately $25.4 million of unused short-term lines of credit available from banks. The credit lines are subject to immaterial annual commitment fees.

NOTE 16. PENSION AND OTHER BENEFIT PROGRAMS

We have defined benefit pension plans and postretirement medical and insurance benefit plans covering eligible employees worldwide. We also have defined-contribution pension plans for eligible employees. Benefits from defined benefit pension plans, which cover substantially all employees worldwide, are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. The U.S. defined benefit pension plans were closed to new salaried and salaried production employees on January 1, 2005. On January 13, 2006 we announced that benefits will be frozen for certain non-production salaried employees effective February 28, 2006. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

Medicare Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) became law in the United States. The Act provides employers sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance issued in the second quarter of 2004 by the FASB, we elected to begin recording the effect of the Act in the second quarter of 2004, retroactive to January 1, 2004. The Act affects both operating income and balance sheet liabilities over time. The 2005 total year benefit of $9.2 million was

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

recorded in cost of goods sold ($5.6 million) and SG&A ($3.6 million). The 2004 total year benefit of $7.0 million was recorded in cost of goods sold ($3.9 million) and SG&A ($3.1 million). The reduction in the accumulated postretirement benefit obligation related to the Medicare benefit was $52.4 million, reflected in the 2004 actuarial (gain)/loss in the table below.

UNITED STATES PLANS

The following tables summarize the balance sheet impact of the pension and postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the Retirement Income Plan (RIP) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

We use a December 31 measurement date for our U.S. defined benefit plans.

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation as of January 1	$1,637.4	$1,570.8	$396.7	$436.6
Service cost	24.7	23.2	2.9	3.4
Interest cost	96.0	91.3	20.6	22.3
Plan participants’ contributions	—	—	6.1	5.7
Plan amendments	(10.5)	0.9	(4.9)	—
Effect of curtailments	(8.3)	—	—	—
Effect of special termination benefits	14.1	0.6	—	—
Actuarial (gain)/loss	128.3	50.9	(9.7)	(37.0)
Benefits paid	(105.8)	(100.3)	(33.2)	(34.3)

Benefit obligation as of December 31	$1,775.9	$1,637.4	$378.5	$396.7

Change in plan assets:
Fair value of plan assets as of January 1	$2,010.4	$1,882.9	—	—
Actual return on plan assets – gain	181.2	224.5	—	—
Employer contribution	3.4	3.3	$27.1	$28.6
Plan participants’ contributions	—	—	6.1	5.7
Benefits paid	(105.8)	(100.3)	(33.2)	(34.3)

Fair value of plan assets as of December 31	$2,089.2	$2,010.4	$0.0	$0.0

Funded status of the plans	$313.3	$373.0	$(378.5)	$(396.7)
Unrecognized net actuarial (gain)/loss	21.9	(46.4)	171.5	193.2
Unrecognized prior service cost (benefit)	101.7	117.7	(39.3)	(40.7)

Net asset/(liability) recognized	$436.9	$444.3	$(246.3)	$(244.2)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Pension Benefits		Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Investment Policies

The RIP’s primary investment objective is to increase the ratio of RIP assets to liabilities by maximizing the long-term return on investments while minimizing the likelihood of cash contributions over the next 5-10 years. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) investing a portion of RIP assets in a bond portfolio whose duration is roughly equal to the duration of RIP liabilities. Derivatives may be used either to implement investment positions efficiently or to hedge risk but not to create investment leverage.

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2005 and 2004 position for each asset class:

	Target Weight at December 31, 2005	Position at December 31,
Asset Class		2005	2004
Domestic equity	41%	37%	40%
International equity	22%	26%	25%
High yield bonds	5%	6%	6%
Long duration bonds	25%	27%	24%
Real estate	7%	2%	1%
Other fixed income	0%	2%	4%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2005	2004	2005	2004
Prepaid pension costs	$460.0	$465.1
Pension benefit liabilities	(44.3)	(41.2)	$(246.3)	$(244.2)
Intangible asset	0.3	0.5	—	—
Other comprehensive income	20.9	19.9	—	—

Net asset/(liability) recognized	$436.9	$444.3	$(246.3)	$(244.2)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,734.5 million and $1,551.0 million at December 31, 2005 and 2004, respectively.

	Pension Benefits
U.S. pension plans with benefit obligations in excess of assets	2005	2004
Projected benefit obligation, December 31	$47.7	$46.1
Accrued benefit obligation, December 31	44.3	41.2
Fair value of plan assets, December 31	—	—

The above table relates to the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

The components of pension credit are as follows:

	Pension Benefits
U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$24.7	$23.2	$21.8
Interest cost on projected benefit obligation	96.0	91.3	91.8
Expected return on plan assets	(158.5)	(147.7)	(144.5)
Amortization of prior service cost	16.0	17.4	17.9
Amortization of net actuarial loss	1.5	1.5	1.4

Net periodic pension credit	$(20.3)	$(14.3)	$(11.6)

As a result of our January 13, 2006 announcement that certain non-production salaried employees will have their plan benefits frozen as of February 28, 2006, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million). This charge is not reflected in the table above.

In addition, we recorded separate charges of $14.1 million in 2005 and $0.6 million in 2004 within restructuring expense for special termination benefits related to the closure of certain operations at a manufacturing plant in Lancaster. See Note 13 for further information.

The components of postretirement benefits cost are as follows:

	Retiree Health and Life Insurance Benefits
U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$2.9	$3.4	$3.4
Interest cost on accumulated postretirement benefit obligation	20.6	22.3	26.2
Amortization of prior service benefit	(5.6)	(5.1)	(5.1)
Amortization of net actuarial loss	11.9	9.7	12.3

Net periodic postretirement benefit cost	$29.8	$30.3	$36.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For measurement purposes, an average rate of 8% annual increase in the per capita cost of covered health care benefits was assumed for 2006, decreasing 1% per year to an ultimate rate of 6%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$(0.8)
Effect on postretirement benefit obligation	12.0	(14.6)

We expect to contribute $3.5 million to our U.S. defined benefit pension plans and $24.7 million to our U.S. postretirement benefit plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits
2006	$95.7	$24.7
2007	94.6	25.3
2008	93.3	25.8
2009	93.2	26.1
2010	92.9	26.5
2011-2015	476.5	129.5

NON-U.S. PLANS

We have defined benefit pension plans covering employees in a number of foreign countries that utilize assumptions which are consistent with, but not identical to, those of the U.S. plans. The following tables summarize the balance sheet impact of foreign pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

We use a December 31 measurement date for most of our non-U.S. defined benefit plans.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Pension Benefits
Non-U.S. defined-benefit plans	2005	2004
Change in benefit obligation:
Benefit obligation as of January 1	$488.0	$403.8
Service cost	10.0	9.3
Interest cost	21.7	21.2
Plan participants’ contributions	3.5	3.6
Plan amendments	1.4	0.2
Foreign currency translation adjustment	(52.7)	37.1
Actuarial loss	25.1	33.1
Benefits paid	(22.3)	(20.3)

Benefit obligation as of December 31	$474.7	$488.0

Change in plan assets: Fair value of plan assets as of January 1	$248.2	$200.4
Actual return on plan assets - gain	35.4	17.7
Employer contributions	26.6	28.3
Plan participants’ contributions	3.5	3.6
Foreign currency translation adjustment	(25.3)	18.5
Benefits paid	(22.3)	(20.3)

Fair value of plan assets as of December 31	$266.1	$248.2

Funded status of the plans	$(208.6)	$(239.8)
Unrecognized net actuarial loss	84.3	89.3
Unrecognized transition asset	(0.1)	(0.3)
Unrecognized prior service cost (benefit)	0.6	(0.7)

Net liability recognized	$(123.8)	$(151.5)

The funded status of non-U.S. defined-benefit plans was determined using the following assumptions:

	Pension Benefits
Non-U.S. defined-benefit plans	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.3%	4.8%
Rate of compensation increase	2.9%	3.2%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.8%	5.4%
Expected return on plan assets	5.7%	6.4%
Rate of compensation increase	3.2%	3.4%

Investment Policies

Each of the funded non-US pension plan’s primary investment objective is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations, and to minimize required cash contributions to the plans. This is to be achieved by (a) investing in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2005 and 2004:

	Target Weight at December 31, 2005	Position at December 31,
Asset Class		2005	2004
Equities	46%	51%	49%
Long duration bonds	18%	17%	17%
Other fixed income	31%	30%	34%
Real estate	5%	2%	0%

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 5.7% per annum.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2005	2004
Prepaid pension cost	$16.9	$15.8
Pension benefit liabilities	(179.4)	(217.7)
Intangible asset	2.7	3.4
Other comprehensive income	36.0	47.0

Net liability recognized	$(123.8)	$(151.5)

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $434.5 million and $449.0 million at December 31, 2005 and 2004, respectively.

	Pension Benefits
Non-U.S. pension plans with benefit obligations in excess of assets	2005	2004
Projected benefit obligation, December 31	$474.7	$402.0
Accrued benefit obligation, December 31	434.5	370.3
Fair value of plan assets, December 31	266.1	161.8

The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2005	2004	2003
Service cost of benefits earned during the year	$10.0	$9.3	$8.2
Interest cost on projected benefit obligation	21.7	21.2	19.4
Expected return on plan assets	(15.7)	(14.8)	(12.8)
Amortization of transition obligation (asset)	(0.1)	0.2	0.3
Amortization of prior service cost	0.3	0.2	0.6
Amortization of net actuarial loss	1.9	0.5	0.5

Net periodic pension cost	$18.1	$16.6	$16.2

In addition, we recorded a separate charge in 2003 of $0.3 million within restructuring expense for a curtailment loss related to the closure of certain operations at a manufacturing plant in Oss, the Netherlands. See Note 13 for further information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Costs for other non-U.S. defined contribution benefit plans and multiemployer pension plans were $11.7 million in 2005, $11.0 million in 2004, and $11.3 million in 2003.

We expect to contribute $23.9 million to our non-U.S. defined benefit pension plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2006	$19.3
2007	19.8
2008	21.4
2009	22.3
2010	22.9
2011-2015	133.5

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities):
Debt subject to compromise	$(1,388.6)	$(976.7)	$(1,388.6)	$(982.8)
Long-term debt, including current portion	(26.9)	(26.9)	(37.4)	(37.4)
Foreign currency contract obligations	1.5	1.5	(13.9)	(13.9)
Natural gas contracts	18.7	18.7	5.3	5.3

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair values of natural gas contracts are estimated by obtaining quotes from major financial institutions and energy companies.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2005, our foreign subsidiaries that are not participating in our Chapter 11 Case had available lines of credit totaling $45.2 million, of which $19.8 million was used, leaving $25.4 million of unused lines of credit for borrowing on December 31, 2005.

On December 31, 2005, we had outstanding letters of credit totaling $71.4 million, of which $43.3 million was issued under the DIP Facility. Letters of credit are currently arranged through AWI’s DIP Facility with JP Morgan Chase. Certain letters of credit arranged with Wachovia Bank, N.A. prior to the Filing remain outstanding. The DIP Facility had $31.7 million that remained available for issuance of letters of credit as of December 31, 2005. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AHI’s failure to pay its obligations to the beneficiary. We also have several commercial letters of credit whereby vendors are paid directly via the letter of credit.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use swap, forward and option contracts to hedge currency and commodity exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counter-parties having investment grade ratings. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible. Swap, forward and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as a hedge of a forecasted transaction or “cash flow” hedge. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions and energy companies in order to manage Armstrong’s exposure to nonperformance on such instruments.

Interest Rate Risk - Due to AWI’s Chapter 11 Filing, all affected debt was classified as liabilities subject to compromise and there were no open interest rate derivatives as of December 31, 2005 and 2004.

Currency Rate Risk - We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a residual basis and use derivatives to hedge our unmatched foreign currency cash inflows and outflows. At December 31, 2005, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of product to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly for up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. The effective portion of gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The net fair value of these instruments at December 31, 2005 was a liability of $2.8 million, most of which is expected to be charged to earnings in the next twelve months. The impact is reported in either net sales or cost of goods sold to match the underlying transaction being hedged. The net impact of these hedges was a loss of $1.1 million during 2005. There were no circumstances where hedge treatment was discontinued during 2005. The impact of the ineffective portion of these hedges was not material during 2005.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency inter-company loans. The underlying inter-company loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income. The offsetting gains and losses on the related derivative contracts are also recorded in other non-operating income. These transactions are executed on a six-month rolling basis and are offset or increased as repayment or additional inter-company loans are extended. The fair value of these instruments at December 31, 2005 was an asset of $4.2 million, all of which is expected to be taken to earnings in the next twelve months. During 2005, the net impact of these transactions was a gain of $3.0 million, recorded in other non-operating income, which was comprised of a gain of approximately $36.5 million from the foreign currency forward exchange contracts substantially offset by the 2005 translation adjustment of approximately $33.5 million for the underlying inter-company loans.

Commodity Price Risk - We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these instruments at December 31, 2005 was an $18.7 million asset, of which $10.1 million is expected to be taken to earnings in the next twelve months. The impact of hedges that matured during 2005, recorded in cost of goods sold, was $14.4 million of income. The impact of the ineffective portion of these hedges was not material during 2005.

NOTE 19. GUARANTEES

As of December 31, 2005, we maintained an agreement with the lending institution of one of our distributors. Under this agreement, if the distributor were to default on its borrowings and the lender foreclosed on the assets, the bank could return a large part of any of our products still at the distributor (subject to certain quality and roll size minimums) for a refund of original cost. This agreement will expire in September 2006. At December 31, 2005, the amount of inventory held at the distributor was approximately $4.2 million. Historically, no claim has been made under any of these types of agreements and we do not anticipate any such claim in the future. As such, no liability has been recorded for this agreement.

In disposing of assets prior to the Filing, AWI and some subsidiaries had entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. As a debtor-in-possession, for those contracts that are still executory where AWI was the sole guarantor, AWI anticipates rejecting those contracts. Parties that timely file claims with respect to such contracts will have such claims addressed in AWI’s Chapter 11 Case. AWI cannot estimate the value of any potential claims that will ultimately be allowed by the Bankruptcy Court. See Item 1 - Business regarding Proceedings under Chapter 11.

Subsidiaries that are not part of the Chapter 11 Filing also entered into certain contracts that included various indemnity provisions similar to those described above. Since these subsidiaries are not part of the Chapter 11 Filing, these contracts continue to be in effect. Some of these contracts had exposure limits, but many did not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under all these contracts. For contracts under which an indemnity claim has been received, a liability of $0.8 million has been recorded as of December 31, 2005. See Note 30 of the Consolidated Financial Statements for additional information.

In September 1999, we sold our Textiles Products operations. As part of the divestiture agreement, we transferred certain liabilities and assets to the purchaser to cover pension payments earned by the work force as of the sale date. We also reimburse the purchaser for such pension payments that are not covered by the pension assets. In addition, we agreed to reimburse the purchaser for the tax impact of our reimbursement of the pension payments. This agreement has no termination date. As of December 31, 2005, we maintained a $3.6 million net liability for this guarantee. As of December 31, 2005, the net present value of the maximum payments is approximately $5 million, excluding any amounts paid for tax reimbursement.

See Notes 4 and 22 for a discussion of the ESOP loan guarantee.

NOTE 20. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2005 and 2004:

	2005	2004
Balance at beginning of year	$22.6	$25.5
Reductions for payments	(34.3)	(39.0)
Current year warranty accruals	34.6	37.3
Preexisting warranty accrual changes	(0.7)	(1.8)
Effects of foreign exchange translation	(1.1)	0.6

Balance at end of year	$21.1	$22.6

NOTE 21. OTHER LONG-TERM LIABILITIES

	2005	2004
Long-term deferred compensation arrangements	$39.4	$40.6
U.S. workers’ compensation	18.3	16.9
Environmental liabilities not subject to compromise	7.9	9.4
Other	24.4	20.7

Total other long-term liabilities	$90.0	$87.6

NOTE 22. SAVINGS AND INVESTMENT PLAN (SIP)

In 1989, we established an Employee Stock Ownership Plan (“ESOP”) that borrowed $270 million from banks and insurance companies, repayable over 15 years and guaranteed by AWI. The ESOP used the proceeds to purchase 5,654,450 shares of a new series of convertible preferred stock issued by Armstrong. In 1996, the ESOP was merged with the Retirement Savings Plan for salaried employees (a defined-contribution pension plan) to form the Retirement Savings and Stock Ownership Plan. On July 31, 1996, the trustee of the ESOP converted the preferred stock held by the trust into approximately 5.1 million shares of common stock at a one-for-one ratio. Effective March 1, 2005, the name of the plan was changed to the Savings and Investment Plan (SIP).

The number of shares released for allocation to participant accounts has been based on the proportion of principal and interest paid to the total amount of debt service remaining to be paid over the life of the borrowings. Through December 31, 2005, the SIP allocated 1,969,000 shares to participants that remain outstanding, participants retired 2,455,000 shares, AHI contributed an additional 437,000 shares from its treasury and the trustee purchased 243,000 shares on the open market to allocate to employees. During 2005 and 2004, the SIP sold 1,462,000 and 450,000 unallocated shares on the open market, respectively. The proceeds from the sale remain in the SIP and are expected to be allocated to participants no later than when the SIP debt is addressed in AWI’s Chapter 11 proceedings. As of December 31, 2005, there were no shares in the SIP that had yet to be allocated to participants.

The SIP is a qualified defined contribution plan that also includes a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. The SIP currently covers parent company nonunion employees, some parent company union employees, Wood Flooring salaried employees, and Cabinets salaried employees. We recorded costs for the SIP of $6.5 million in 2005, $5.8 million in 2004 and $5.6 million in 2003, which related to company cash matching contributions.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

All SIP shares are considered outstanding for earnings per share calculations. Historically, dividends on allocated shares were credited to employee accounts while dividends on unallocated shares were used to satisfy debt service payments.

On November 22, 2000, AWI failed to repay $50 million in commercial paper that was due. Subsequently, the remaining ESOP bond principal balance of $142.2 million became immediately payable along with a $15.5 million interest and tax make-whole premium. ESOP debt service payments have not been made since June 2000. As a result of the Chapter 11 Filing, AWI’s guarantee of these ESOP loan obligations of $157.7 million is now classified as a liability subject to compromise.

NOTE 23. STOCK-BASED COMPENSATION PLANS

Awards under the 1993 Long-Term Stock Incentive Plan (“1993 Plan”) were made in the form of stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards. No additional awards may be issued under the 1993 Plan.

During 1999, we adopted the 1999 Long-Term Incentive Plan (“1999 Plan”) which replaced the 1993 Plan. Pre-1999 grants made under predecessor plans will be governed under the provisions of those plans. The 1999 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance-restricted shares and restricted stock awards. The 1999 Plan also incorporates stock awards and cash incentive awards. No more than 3,250,000 shares of common stock may be issued under the 1999 Plan, and no more than 300,000 of the shares may be awarded in the form of performance restricted shares, restricted stock awards or stock awards. The 1999 Plan does not allow awards to be granted after April 25, 2009.

During 2000, we adopted the Stock Award Plan (“2000 Plan”) to enable stock awards and restricted stock awards to officers, key employees and non-employee directors. No more than 750,000 treasury shares may be awarded under the 2000 Plan. The 2000 Plan will remain in effect until the earlier of the grant of all the shares allowed under the plan or termination of the plan by the Board of Directors.

All three of the plans discussed above will most likely be terminated upon AWI emerging from Chapter 11. No equity based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding

(thousands except for share price)	2005	2004	2003
Option shares at beginning of year	2,264.0	2,376.9	2,508.8
Options granted	—	—	—
Option shares exercised	—	—	—
Options cancelled	(276.7)	(112.9)	(131.9)

Option shares at end of year	1,987.3	2,264.0	2,376.9
Option shares exercisable at end of year	1,987.3	2,264.0	2,343.6
Shares available for grant	4,815.4	4,538.7	4,425.8
Weighted average price per share:
Options outstanding	$27.97	$29.75	$30.62
Options exercisable	$27.97	$29.75	$31.01

The table below summarizes information about stock options outstanding at December 31, 2005. (thousands except for life and share price)

	Options outstanding and exercisable
Range of exercise prices	Number outstanding and exercisable at 12/31/05	Weighted- average remaining contractual life	Weighted- average exercise price
$1.19 - $3.60	200.0	5.1	$2.39
$3.61 - $16.40	100.0	4.6	16.38
$16.41 - $19.50	1,200.4	4.2	19.44
$19.51 - $60.00	307.7	1.4	55.34
$60.01 - $83.06	179.2	1.9	73.14

	1,987.3

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares was granted in 2005, 2004 or 2003. At the end of 2005, there were 114,419 restricted shares of common stock outstanding with 715 accumulated dividend equivalent shares.

FAS 123 permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures. Had compensation costs for these plans been determined consistent with FAS 123, our net earnings would have been changed to the following pro forma amounts.

	2005	2004	2003
Net earnings (loss):
As reported	$111.1	$(79.7)	$(39.3)
Pro forma	$111.1	$(79.7)	$(39.4)

The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2005, 2004 or 2003.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 24. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees (otherwise recorded as restructuring charges) have been excluded.

Employee compensation cost	2005	2004	2003
Wages and salaries	$800.2	$778.5	$718.9
Payroll taxes	83.5	81.5	78.0
Pension expense (credits), net	26.4	13.3	15.9
Insurance and other benefit costs	92.8	96.0	112.2
Stock-based compensation	(0.1)	—	0.2

Total	$1,002.8	$969.3	$925.2

On January 13, 2006 we announced that certain U.S. non-production salaried employees will have their pension plan benefits frozen as of February 28, 2006. As a result, we recorded a curtailment charge of $16.9 million in the fourth quarter of 2005. This amount is included in the pension expense reported in the table above.

NOTE 25. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As part of the Chapter 11 Case, AWI must decide whether to assume, assume and assign, or reject prepetition unexpired leases and other prepetition executory contracts. AWI has been granted an extension through and including the date on which an order confirming the Plan is entered by the U.S. District Court for the District of Delaware to make these decisions with respect to prepetition unexpired leases of real property. With respect to prepetition executory contracts and unexpired leases not related to real estate, AWI has until confirmation of a reorganization plan to make these decisions unless such time is shortened by the Bankruptcy Court. The accompanying financial statements do not reflect any adjustment related to assumption or rejection of such agreements.

Rental expense was $24.9 million in 2005, $22.4 million in 2004 and $21.3 million in 2003. Future minimum payments at December 31, 2005, by year and in the aggregate, having noncancelable lease terms in excess of one year were as follows:

Scheduled minimum lease payments	Capital Leases	Operating Leases
2006	$1.0	$14.6
2007	0.7	12.1
2008	0.3	8.4
2009	—	4.9
2010	—	2.5
Thereafter	0.1	7.9

Total	$2.1	$50.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Assets under capital leases are included in the consolidated balance sheets as follows:

	2005	2004
Land	$3.8	$3.8
Building	4.1	4.1
Machinery	25.2	26.7
Less accumulated amortization	(14.9)	(14.6)

Net assets	$18.2	$20.0

NOTE 26. SHAREHOLDERS’ EQUITY

Treasury shares were unchanged at 11,393,170 for 2005, 2004, and 2003.

The balance of each component of accumulated other comprehensive income as of December 31, 2005 and 2004 is presented in the table below.

	2005	2004
Foreign currency translation adjustments	$70.2	$84.3
Derivative gain, net	4.8	3.6
Minimum pension liability adjustments	(37.9)	(45.1)

Accumulated other comprehensive income	$37.1	$42.8

The related tax effects allocated to each component of other comprehensive income for 2005 are presented in the table below.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Foreign currency translation adjustments	$(13.8)	$(0.3)	$(14.1)
Derivative gain, net	1.8	(0.6)	1.2
Minimum pension liability adjustments	10.0	(2.8)	7.2

Total other comprehensive income	$(2.0)	$(3.7)	$(5.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 27. SUPPLEMENTAL FINANCIAL INFORMATION

	2005	2004	2003
Selected operating expenses
Maintenance and repair costs	$115.4	$118.9	$107.8
Research and development costs	48.5	47.0	46.1
Advertising costs	33.3	31.8	32.7

Other non-operating expense
Foreign currency translation loss, net of hedging activity	—	$1.3	$3.8
Equity loss in ISI	$0.9	—	—
Other	0.6	1.8	1.9

Total	$1.5	$3.1	$5.7

Other non-operating income
Interest income	$4.6	$4.0	$3.5
Foreign currency translation gain, net of hedging activity	2.8	—	—
Equity earnings in ISI	0.7	1.9	0.3
Gain on sale of ISI	3.4	—	—
Interest on asbestos receivable payment	—	—	1.1
Other	0.4	0.5	0.1

Total	$11.9	$6.4	$5.0

NOTE 28. SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
Interest paid	$2.5	$2.8	$3.1
Income taxes paid, net of refunds	$42.9	77.3	27.5

NOTE 29. RELATED PARTIES

We sold 65% of our ownership in our gasket products subsidiary, (now known as Interface Solutions, Inc. or “ISI”) on June 30, 1999. We still retained a 35% ownership of this business as of December 31, 2004. As part of the 1999 divestiture, we had agreed to continue to purchase a portion of the felt products used in the manufacturing of resilient flooring from ISI for an initial term of eight years. We were required to purchase at least 75% of our felt requirements from ISI. Our purchases of felt products from ISI for the pre-divested part of 2005, 2004 and 2003 were $16.4 million, $27.5 million and $26.9 million, respectively. The amounts due to ISI for these purchases were $1.7 million and $1.6 million at the end of 2004 and 2003. Additionally, we had received nominal monthly payments from ISI for some logistics and administrative services. The amounts outstanding from ISI at the end of 2004 and 2003 for the logistics and administrative services we had provided to them were less than $0.1 million. On August 8, 2005 we sold our remaining 35% equity interest in ISI and ISI is no longer considered a related party. See Note 9 for additional information.

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $68 million, $60 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $13.0 million, $11.8 million and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net amounts due from us to WAVE for all of our relationships were $4.4 million and $4.0 million at the end of 2005 and 2004. See Note 9 for additional information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 30. LITIGATION AND RELATED MATTERS ASBESTOS-RELATED LITIGATION

(Note: Particular documents referred to in this section are available at www.armstrongplan.com)

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

Due to the Filing, holders of asbestos-related personal injury claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against AWI. In addition, AWI ceased making payments to the CCR with respect to asbestos-related personal injury claims, including payments pursuant to the outstanding SSP agreements. A creditors’ committee representing the interests of asbestos-related personal injury claimants and an individual representing the interests of future claimants have been appointed in the Chapter 11 Case. AWI’s present and future asbestos-related liability will be addressed in its Chapter 11 Case. See Note 1 regarding AWI’s Chapter 11 proceeding.

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

Before a plan of reorganization may be implemented by AWI, it must be confirmed by order of both the Bankruptcy Court and the U.S. District Court. In addition, consummation of a plan of reorganization may be subject to the satisfaction after confirmation of certain conditions, as provided by the plan of reorganization. On November 17 and 18, 2003, the Bankruptcy Court held a hearing on confirmation of the POR and on December 19, 2003, issued proposed findings of fact and conclusions of law and a proposed order confirming the POR, notwithstanding the rejection of the POR by the class of unsecured creditors. On December 29, 2003, the Unsecured Creditors’ Committee filed an objection to the Bankruptcy Court’s proposed findings of fact and conclusions of law and the proposed order of confirmation of the POR. On February 23, 2005, the U.S. District Court Judge Eduardo C. Robreno ruled that the POR, in its current form, could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule. AWI filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit on March 4, 2005. On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. Under the modified POR, existing AHI equity holders would receive no distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR. AWI filed the modified POR with the Court on February 21, 2006. AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress. See Note 1 for further discussion of AWI’s Chapter 11 process. AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

A description of the basic components of the POR, which remain unchanged in the modified POR, follows.

Basic Components of the POR

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has three pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Potential Legislation

On April 19, 2005 asbestos personal injury claims reform legislation was introduced, as the FAIR Act of 2005 (S.852), to the United States Senate. On May 26, 2005 the bill was reported out of committee. There is uncertainty as to whether this bill or any asbestos reform proposal will become law, and what impact there might be on AWI’s Chapter 11 Case.

If legislation as currently proposed is enacted into law prior to AWI implementing a confirmed plan of reorganization, AWI’s asbestos liability would likely be materially reduced from the $3.2 billion amount currently recorded, but its size would depend on AWI’s payment obligations under the law and the present value of those obligations. In such event, AWI would seek to develop a new plan of reorganization based on a re-evaluation of the then value of AWI’s assets and ongoing businesses, the amount of allowed unsecured claims against AWI (including any post-petition interest that may be allowed on such claims, as to which no amount is currently recorded in AWI’s liabilities subject to compromise), the amount AWI would be required to pay under the enacted legislation, and other factors. Under the absolute priority rule applicable in Chapter 11, AWI’s shareholder would not be entitled to any recovery until the allowed claims of all of its creditors have been satisfied. We do not know enough today to predict the likely terms of a reorganization plan that may be feasible under such circumstances, or if such reorganization would result in existing AHI shareholders receiving or retaining any equity value in AWI upon AWI’s emergence from Chapter 11.

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at December 31, 2005 and December 31, 2004, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

AWI is unable to predict whether the modified POR will be confirmed, or when AWI would emerge from Chapter 11. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded asbestos-related liability are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded liability if and when it is appropriate.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of December 31, 2005 and December 31, 2004. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of December 31, 2005 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in 2005.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 but received $4.5 million during 2004. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

Conclusion

Many uncertainties continue to exist about the matters impacting AWI’s asbestos-related liability and insurance asset. These uncertainties include when and if a plan of reorganization will be confirmed by the Bankruptcy Court and the U.S. District Court, the impact of any potential legislation, and the financial condition of AWI’s insurance carriers.

Additionally, if a plan of reorganization is confirmed, AWI is unable to predict when it will be implemented. Therefore, the timing and terms of resolution of the Chapter 11 Case remain uncertain. As long as this uncertainty exists, future changes to the recorded liability and insurance asset are possible and could be material to AWI’s financial position and the results of its operations. Management will continue to review the recorded liability and insurance asset in light of future developments in the Chapter 11 Case and with respect to any legislation, and will make changes to the recorded amounts if and when it is appropriate.

ENVIRONMENTAL MATTERS

Environmental Expenditures

Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at our operating facilities.

As a result of continuous changes in regulatory requirements, we cannot predict with certainty future expenditures associated with compliance with environmental requirements. The United States Environmental Protection Agency (“EPA”) has promulgated a new regulation pursuant to the Clean Air Act that may impact our domestic manufacturing operations. That regulation, The National Emission Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Specific Events

AWI has been working to resolve as many of its environmental liabilities through its Chapter 11 Case as possible. AWI has entered into a global environmental settlement with the Department of Justice (“DOJ”) and the EPA with respect to CERCLA liability at 37 sites. Pursuant to the proposed Settlement Agreement, the federal government would covenant not to sue AWI for either monetary or injunctive relief under CERCLA at 19 of these sites, in exchange for an allowed claim amount in the bankruptcy with respect to known claims concerning sites that AWI does not own or operate. Under the settlement, AWI also has contribution protection under CERCLA with respect to private party claims at the sites at which the government receives an allowed claim. Additionally, AWI has the benefit of discharge both at the 19 sites for which the government receives an allowed claim and at an additional 18 sites identified in the Settlement Agreement. At an additional site, AWI will continue to participate in the cleanup under a previously approved Consent Decree. The EPA Settlement Approval Order was entered by the Bankruptcy Court in October 2005. In accordance with this global settlement becoming effective, the EPA proof of claim has been amended to assert a claim in the amount of $8.7 million. This amount includes the $7.8 million that AWI and EPA agreed upon with respect to the Peterson Puritan site. In connection with the global settlement, AWI filed a motion with the Bankruptcy Court on January 11, 2006, objecting to claims asserted by certain PRPs and requesting the Court enter an order disallowing such claims. On February 21, 2006 the Court issued its order disallowing such claims.

AWI is subject to a unilateral order by the Oregon Department of Environmental Quality (“DEQ”) to conduct a remedial investigation and feasibility study and any necessary remedial design and action at its

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

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

Summary of Financial Position

Liabilities of $27.3 million and $28.0 million at December 31, 2005 and December 31, 2004, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the December 31, 2005 and $18.6 million of the December 31, 2004 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at December 31, 2005 and $2.4 million at December 31, 2004.

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

BREACH OF CONTRACT CLAIM

Since 2003, we had been pursuing a breach of contract claim against a former laminate flooring supplier. An arbitration hearing was held in March 2005. In July 2005 the tribunal communicated that it intended to rule in Armstrong’s favor. A hearing to address an award amount had been scheduled in September

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

2005. Prior to this scheduled hearing, the parties reached a settlement in which the supplier agreed to pay $6.75 million to Armstrong to resolve all existing and potential claims between the parties. The Bankruptcy Court approved the settlement in October 2005. Accordingly, we recorded a net gain in the third quarter of 2005 of $6.4 million in our Resilient Flooring ($5.2 million) and Wood Flooring ($1.2 million) segments.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

ITEM 9B.	OTHER INFORMATION

Shareholder Rights Plan Extended

On February 20, 2006, the Board of Directors of Armstrong Holdings, Inc. extended the Rights under the March 14, 2000 Rights Agreement (the “Agreement”) which established the Company’s shareholder rights plan (the “Plan”). The extension runs until the earlier of March 21, 2008 or the date a plan of reorganization in Armstrong World Industries, Inc. becomes effective. Further extension of the Plan, or its earlier redemption, is still permitted. The amended Summary of Rights is filed herewith as an exhibit.

2006 Actions on Awards for Future Annual Bonus and Long-Term Incentive Compensation

On February 20, 2006, the Company took annual compensation actions on executive compensation programs. The Company has established and administers our executive compensation programs to attract and retain executive talent necessary for our operations. As a general rule, we also try to structure our compensation programs to maximize the deductibility of the Company’s executive compensation expense for tax purposes. Historically, the principal components of our executive compensation have included base salary, an annual performance-based bonus under our Management Achievement Plan (“MAP”), and a long-term incentive component that has been provided under our 1999 Long-Term Incentive Plan (“LTIP”). Since Armstrong World Industries, Inc. filed for Chapter 11 protection in December 2000, that long-term incentive component has been provided through cash incentive awards instead of stock options, performance restricted shares or restricted stock awards, which have not been allowed under Chapter 11. Other elements of our total executive officer remuneration are disclosed in Item 11 of this Report on Form 10-K.

Traditionally, the Company’s independent Management Development and Compensation Committee of the Board of Directors (the “Committee”) meets in February to establish performance goals for the Company’s operations under the MAP and LTIP, and establish target awards under those plans for executives to be paid in the future based upon achievement of those operating goals. Accordingly, on

February 20, 2006, that Committee set operating performance goals and set target awards under both of those plans.

The following summary of the terms and operation of the MAP and LTIP is qualified in its entirety by reference to the provisions of those plans, which are incorporated by reference as exhibits to this filing.

With respect to our Chief Executive Officer (“CEO”), Mr. Lockhart, his employment agreement dated August 7, 2000 (which has previously been filed with the SEC in the 10-Q for the quarter ended September 30, 2000) addresses his contractual rights with respect to annual bonus and long-term incentive compensation. The Committee administers Mr. Lockhart’s awards under MAP and LTIP with a view towards observing those contractual obligations.

If the Company performs above a MAP performance threshold for 2006, participants in the MAP will be eligible to receive a payment in 2007 based upon a percentage of their target bonus. Each executive’s target bonus is calculated as a percentage of their annual base salary earnings ranging from 15% (at the base level for participants) to 125% (for the CEO).

Similarly, if the Company performs above a LTIP performance threshold for 2006 and 2007, participants in the LTIP will be eligible to receive a payment in 2008 equal to a percentage of their 2006 LTIP cash incentive award target grant. LTIP award target grants are calculated as a percentage of the executive’s current base salary ranging from 12% (at the base level for participants) to 337% (for the CEO).

As a general rule, if the Company’s performance equals the operating goals set by the Committee, the authorized payout under each of the MAP and LTIP has been set at 120% of the executive’s target bonus and LTIP award target grant. Mr. Lockhart’s actual LTIP award payment, however, will be based on payout formulae established by the Committee.

If the Company does not achieve the threshold levels of performance against the MAP and LTIP operating goals that have been established, no payments on the 2006 awards will be made to executive officers. If the threshold MAP and LTIP performance is achieved, but the results are less than the goals, relatively lower authorized payouts are allowed for participants. If the Company should exceed the operating goals, there would be allowed a relative increase in the payments to participants under the MAP and LTIP. However, the Committee has the discretion to reduce actual payments to participants based on individual performance factors. With the exception of Mr. Lockhart’s LTIP awards, the Committee has traditionally reduced the authorized MAP and LTIP payments, except in situations where the Committee determined that a participant’s contributions merited the full authorized payment.

The table below shows the current base salary level, the 2006 MAP target bonus as a percentage of each executive’s 2006 base salary earnings, and the LTIP award target grant amount for each executive officer.

Executive Officer	Current Base Salary	2006 MAP Award % of Actual Base Salary Earnings	2006 LTIP Award
Michael D. Lockhart	$980,000	125%	$3,308,000
Stephen J. Senkowski	550,000	70%	1,182,500
F. Nicholas Grasberger	450,000	60%	810,000
John N. Rigas	382,000	50%	573,000
Frank J. Ready	367,000	50%	458,800
William C. Rodruan	280,400	45%	280,400

The form of the LTIP award letter is filed hereto as an Exhibit. (There is no award letter used for the MAP.) Executives are eligible to receive a merit-based salary increase effective April 1, 2006. Any increase to an executive’s base salary earnings will be factored in to their MAP bonus to be paid in 2007.

Mr. Frank Ready was elected an executive officer of Armstrong World Industries, Inc. on February 20, 2006.

Modification to Plan of Reorganization Filed

On February 21, 2006, AWI filed modifications to its Fourth Amended Plan of Reorganization in its Chapter 11 case. The Modified Plan (a copy of which is filed with this report) is substantially similar to AWI’s previously filed Fourth Amended Plan of Reorganization except that it eliminates the distribution of warrants to shareholders of AWI’s parent company, Armstrong Holdings, Inc. This modification is consistent with the January 2006 decision by the Third Circuit Court of Appeals upholding Judge Robreno’s previous ruling that the issuance of the warrants under the Fourth Amended Plan violated the so-called “absolute priority rule” of the Bankruptcy Code.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

Armstrong has followed a code of ethics for many years. The company began in a small cork-cutting shop in 1860 in Pittsburgh under its Founder, Thomas Armstrong. He was determined that his company act with fairness and in the “balanced best interests (of) customers, stockholders, employees, suppliers, community neighbors, government and the general public.”

Thomas Armstrong was among the first American entrepreneurs to discard the old business maxim of caveat emptor—”Let the buyer beware”—and replace it by practicing the principle of “Let the buyer have faith,” which became an enduring motto for Armstrong.

To memorialize this ethical foundation, in 1960 Armstrong adopted its Operating Principles which incorporate the philosophy of Thomas Armstrong and his successors:

•	To respect the dignity and inherent rights of the individual human being in all dealings with people.

•	To maintain high moral and ethical standards to reflect honesty, integrity, reliability and forthrightness in all relationships.

•	To reflect the tenets of good taste and common courtesy in all attitudes, words and deeds.

•	To serve fairly and in proper balance the interests of all groups associated with the business – customers, stockholders, employees, suppliers, community neighbors, government and the public.

In 1992, Armstrong built on these Operating Principles and established its “Code of Business Conduct”, which applies to all employees, executives and directors, specifically including our Chief Executive Officer, our Chief Financial Officer and our Controller. That Code was updated in 2000, when the current version was introduced.

In 2002, we adopted an additional “Code of Ethics for Financial Professionals,” which applies to all professionals in Armstrong’s finance and controller functions worldwide, including our Chief Financial Officer and our Controller.

These Codes are intended to deter wrongdoing and to promote:

•	Honest and ethical conduct, including handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable public disclosures;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the Codes; and,

•	Accountability for compliance with the Codes.

These two Codes are available on the Armstrong web site at www.armstrong.com/corporatena/corp_mission.html. If the substance of either Code is amended in the future, we will note the date and describe the nature of the amendment at that web site. We will also note at that site any express or implicit waiver from a provision of either Code granted to any Armstrong officer. To date, no such waivers have been granted.

Armstrong Holdings Inc. Board of Directors

The Board of Directors has determined that all outside members of the Board, including all members of the Audit, Management Development and Compensation, and Nominating Governance Committees, are independent in accordance with the rules and regulations of The NASDAQ Stock Market, Inc. Although Armstrong is not currently listed on NASDAQ, the company anticipates listing its stock on that exchange when AWI emerges from Chapter 11, and has been complying with NASDAQ requirements in preparation for such listing.

The Board of Directors has also determined that all outside members of the Board are independent within the meaning of Armstrong’s Corporate Governance Principles (see www.armstrong.com/corporate/corp_mission.html). The standards of independence set forth in Armstrong’s Corporate Governance Principles incorporate and, in certain areas exceed, the standards under NASDAQ.

The determinations made as to independence under the rules and regulations of NASDAQ and Armstrong’s Corporate Governance Principals were based upon the Board’s consideration of relationships between directors and the company or management, and of known factors that reasonably could compromise the independent judgment of a director. For example, the Board considered director relationships with vendors and service providers to the company, and considered whether any director had sought to influence any decisions by the company in a manner beneficial to their personal interests.

Based on information disclosed by the directors, the Board was advised that no outside director was disqualified from being considered an independent director under Armstrong’s Corporate Governance Principles or any governmental or NASDAQ regulation. Following consideration of these facts, the Board of Directors determined that all outside directors are, in fact, “independent”.

The Board, lead by its Nominating & Governance Committee, monitors the independence of outside directors. Each director is charged with a responsibility of candor and disclosure to their Board colleagues relative to potentially compromising relationships, transactions and compensation.

Audit Committee

The Audit Committee of Armstrong Holdings consists of John J. Roberts (Chairman), H. Jesse Arnelle, James E. Marley and M. Edward Sellers. The business experience of these and all other directors is described below under the heading “Director Information”. The Board of Directors determined that at least one member of this committee, John J. Roberts, qualifies as an “Audit Committee Financial Expert” as defined in Item 401(h)(2) of Regulation S-K of the Securities Exchange Act. Mr. Roberts is also independent, as that term is used in SEC regulations pertaining to such experts (Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act ). Additionally, as noted above, all of the members of the Audit Committee are independent under the listing standards of NASDAQ and within the meaning of the applicable SEC rule pertaining to Audit Committees (Rule 10A-3) under the Securities Exchange Act.

Director Information

The following information is current as of February 24, 2006. The directors named here serve until their successors are elected, or until their earlier retirement or removal.

Directors of Armstrong Holdings, Inc.

H. Jesse Arnelle – Age 72; Director since July 1995; Member – Audit Committee. Mr. Arnelle was Of Counsel with the law firm of Womble Carlyle Sandridge & Rice, PLLC from October 1997 until September 2005 and former senior partner and co-founder of Arnelle, Hastie, McGee, Willis & Greene, a San Francisco-based corporate law firm from which he retired in 1996. He is a graduate of Pennsylvania State University and the Dickinson School of Law. Armstrong has retained Womble Carlyle Sandridge & Rice, PLLC as one of its outside law firms on various legal matters since the 1980’s. Mr. Arnelle served as Vice Chairman (1992-1995) and Chairman (1996-1998) of the Board of Trustees of the Pennsylvania State University. He serves on the Boards of FPL Group, Inc., URS Corporation, Textron Corporation and Metropolitan Life Series Fund.

Judith R. Haberkorn – Age 59; Director since July 1998; Lead Director of the Board; Member – Nominating and Governance Committee (Chair) and Management Development and Compensation Committee. Ms. Haberkorn is a graduate of Briarcliff (N.Y.) College and completed the Advanced Management Program at Harvard Business School. From 1998 until her retirement in June 2000, she served as President – Consumer Sales & Service for Bell Atlantic (telecommunications). She previously served as President – Public & Operator Services (1997-1998), also at Bell Atlantic, and Vice President – Material Management (1990-1997) for NYNEX Telesector Resources Group (telecommunications). Ms. Haberkorn is a director of Enesco Corporation and serves on the advisory board of Norfolk Southern. She is Chair Emerita of the Committee of 200 and a member of The International Women’s Forum and The Harvard Business School Network of Women Alumnae. She is a Vice President Emerita of the Harvard Business School Alumni Advisory Board and a member of the Visiting Committee.

Michael D. Lockhart – Age 56; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in GE Capital, GE Power Systems, GE Transportation Systems and GE Aircraft Engines. He is a member of the Business Council for the Graduate School of Business at the University of Chicago.

James E. Marley – Age 70; Director since November 1988; Member – Audit Committee, also Director—Armstrong World Industries, Inc. Mr. Marley is a graduate of Pennsylvania State University and earned a master’s degree in mechanical engineering from Drexel University. From 1993 until his retirement (August 1998), he served as Chairman of the Board of AMP Incorporated (electrical/electronic connection devices), which he joined in 1963 and where he served as President and Chief Operating Officer (1990-1992) and President (1986-1990). He also serves on the Board of Arvin Meritor, Inc.

Ruth M. Owades – Age 57; Director since April 2002; Member – Nominating and Governance Committee and Management Development and Compensation Committee. Ms. Owades is a graduate of Scripps College in Claremont, California and earned an MBA from Harvard Business School. She was a Fulbright Scholar in Strasbourg, France. Since 2002, she has served as the President of Owades Enterprises, LLC. (marketing enterprise having the rights to four new patented consumer products). She was the founder and CEO (1989-2001) of Calyx & Corolla (first fresh flower catalog and internet company). She was also the founder and CEO of Gardener’s Eden (a catalog of gardening tools and accessories). Ms. Owades was a director of Providian Financial Corporation until October 2005 (when the company was acquired by Washington Mutual Corp.) and is currently a director of The J. Jill Group, Inc. and the Center for Women’s Business Research. She also served as a member of the Board of Associates of Harvard Business School, the Board of Trustees of Scripps College and the Council on Competitiveness.

John J. Roberts – Age 61; Director since April 2003; Member – Audit Committee (Chairman). Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. Mr. Roberts held numerous positions at Coopers & Lybrand LLP from 1967 until its merger with Price Waterhouse LLP in 1998. From 1994 to 1998, Mr. Roberts served as one of three members of the Office of the Chairman of Coopers & Lybrand’s United States operations. Prior to that time, Mr. Roberts held other positions at Coopers & Lybrand, including Deputy Vice Chairman, Vice Chairman and Managing Partner. Mr. Roberts is a graduate of Drexel University. He serves on the Boards of Directors and Audit Committees of Safeguard Scientifics, Inc. and the Pennsylvania Real Estate Investment Trust. He also serves on the Board of Directors and Audit Committee of Vonage, Inc., a privately-held company.

M. Edward Sellers – Age 61; Director since April 2001; Member – Audit Committee. Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross Blue Shield of South Carolina and The Companion Group of Companies (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. In 2001, he was named Chairman and Chief Executive Officer. He serves as Chair of the South Carolina Council on Competitiveness. He also serves on the following Boards: Open Networks Technologies, Inc.; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina, Central Carolina Economic Development Alliance and Central Carolina Community Foundation. Mr. Sellers is past Chair of the South Carolina State Chamber of Commerce; Palmetto Business Forum; Columbia College; ETV Endowment Board, and the Palmetto Conservation Foundation.

Jerre L. Stead – Age 63; Director since April 1992; Member – Nominating and Governance Committee and Management Development and Compensation Committee (Chairman). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. He has served as the Chairman of the Board of IHS, Inc. since December 2000. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Conexant Systems, Inc., Brightpoint Inc., Mobility Electronics, Inc. and Mindspeed, Inc.

Directors of Armstrong World Industries, Inc.

Michael D. Lockhart – (See description, above.)

James E. Marley – (See description, above.)

John N. Rigas – (See description, below.)

Changes to Nomination Procedures

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors since these procedures were first disclosed in the March 31, 2004 Form 10-Q. These procedures are posted at www.armstrong.com/corporatena/article9748.html.

Executive Officer Information

The following information is current as of February 24, 2006. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or replacement.

Executive Officers of Armstrong Holdings, Inc.

Michael D. Lockhart – (See description, above.)

Stephen J. Senkowski – Age 54; Executive Vice President, Armstrong Holdings, Inc. and Executive Vice President and President and Chief Executive Officer, Armstrong Building Products, Armstrong World Industries, Inc. since April 2004. Previously, President and Chief Executive Officer, Armstrong Building Products, Armstrong World Industries, Inc. October 2000 – April 2004; Senior Vice President, Americas, Building Products Operations, Armstrong World Industries, Inc. April 2000 – October 2000; President/Chief Executive Officer, WAVE July 1997 – April 2000; Vice President, Innovation Process, Building Products Operations 1994 – July 1997.

F. Nicholas Grasberger III – Age 42; Senior Vice President and Chief Financial Officer since January 2005. Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Previously employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.

John N. Rigas – Age 57; Senior Vice President, Secretary and General Counsel, Armstrong Holdings, Inc. since November 2000 and Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 – November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan – Age 51; Vice President and Controller, Armstrong World Industries, Inc. since July 1999 and Armstrong Holdings, Inc. since May 2000. Previously Director, Corporate Transformation and Shared Services, Armstrong World Industries, Inc. February 1997 – July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 – February 1997.

Executive Officers of Armstrong World Industries, Inc.

Michael D. Lockhart – (See description, above.)

Stephen J. Senkowski – (See description, above.)

F. Nicholas Grasberger III – (See description, above.)

John N. Rigas – (See description, above.)

William C. Rodruan – (See description, above.)

Frank J. Ready – Age 44; President and Chief Executive Officer, North American Flooring Operations, Armstrong World Industries, Inc. and Armstrong Holdings, Inc. since June 2004. Previously Senior Vice President, Sales and Marketing, July 2003 – June 2004; Senior Vice President, Operations, December 2002 – July 2003; Senior Vice President, Marketing, June 2000 – December 2002.

Involvement in Certain Legal Proceedings

On December 6, 2000, AWI and two of Armstrong World Industries’ wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Therefore, individuals who were or are executive officers and directors of AWI have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. With the exception of Ms. Owades and Messrs. Sellers and Roberts, all present directors of AHI were or are directors of AWI.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission (“SEC”) regulations require Armstrong Holdings, Inc. directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the company with copies of these reports. SEC rules require the company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon our review of copies of reports furnished to us and written representations from directors and executive officers, we believe that all of these filing requirements were satisfied by Armstrong Holdings’ directors and executive officers during 2005 with the exception of one late filing on Form 4 reporting two transactions by Mr. Arnelle relating to the cash out and termination of his deferred compensation account, which included 1,703 stock equivalent units.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table shows the compensation received by the Chief Executive Officer and the four other highest paid individuals who served as executive officers during 2005. The data reflects compensation for services rendered to AHI and AWI and its subsidiaries in each of the last three fiscal years, for services in these individual’s current position or previous positions during the three year period.

TABLE 1: SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					Awards		Payout
Name and Current Principal Position	Year	Salary ($)	Bonus ($)[2]	Other Annual Compensation ($)[3]	AHI Restricted Stock Awards ($)[4]	AHI Securities Underlying Options/ SARs(#)	LTIP Payouts ($)[5]	All Other Compensation ( $)[6]
M. D. Lockhart Chairman of the Board and CEO, AHI and AWI	2005 2004 2003	965,000 920,000 905,000	1,186,000 1,337,000 —	160,899 166,637 127,779	— — —	— — —	2,337,000 611,900 1,359,200	27,516 27,016 6,276

S. J. Senkowski Executive Vice President, AHI; Executive Vice President and CEO, Armstrong Building Products, AWI	2005 2004 2003	544,853 502,525 426,250	868,400 771,800 535,798	— — —	— — —	— — —	440,000 — —	27,128 26,290 25,143

F. N. Grasberger, III Senior Vice President, and CFO, AHI & AWI	2005	450,000[1]	1,020,000	152,359	—	—	—	30,620

J. N. Rigas, Senior Vice President, Secretary and General Counsel, AHI & AWI	2005 2004 2003	379,000 365,000 345,000	528,000 421,400 330,000	— — —	— — —	— — —	262,500 — —	27,516 27,016 6,276

W. C. Rodruan Vice President and Controller, AHI & AWI	2005 2004 2003	278,400 269,775 260,625	261,400 197,170 267,474	— — —	— — —	— — —	110,000 — —	27,739 26,970 16,246

1)	Mr. Grasberger’s employment commenced January 1, 2005.

2)	The amounts disclosed for 2005 include payments under the Management Achievement Plan, cash retention payments (where applicable) and a signing bonus for Mr. Grasberger.

3)	Except for the income related to Mr. Lockhart and Mr. Grasberger during 2005, the aggregate value does not exceed the lesser of $50,000 or 10% of shown salary and bonus. Mr. Lockhart had income of $122,304 related to the personal use of the company aircraft and was reimbursed for related taxes incurred in the amount of $34,220. Mr. Grasberger had relocation income of $147,798.

4)	The number of shares and value of previously-granted restricted stock held by each executive as of January 31, 2006 was: M.D. Lockhart – 100,000 ($278,000), S.J. Senkowski – 668 ($1,857) and W. C. Rodruan – 1,447 ($4,023).

5)	The amount disclosed for 2005 is the payout for the Long-Term Cash Incentive Award granted for 2004.

6)	The amounts disclosed for 2005 include:

a)	Contribution by Armstrong to each individual’s Bonus Replacement Retirement Plan account, deducted from any regular bonus payable: M. D. Lockhart – $20,000; S. J. Senkowski – $20,000; J. N. Rigas – $20,000 and W. C. Rodruan – $20,000.

b)

Contributions by the company under the Savings and Investment Plan that match the employee’s contributions: M.D. Lockhart – $7,000; S.J. Senkowski – $6,000; F. N. Grasberger III – $14,000; J. N. Rigas – $7,000 and W. C. Rodruan –

$7,000. Mr. Grasberger was also credited with a matching contribution of $16,500 under the terms of the Armstrong Nonqualified Deferred Compensation Plan described on page 173.

c)	Taxable income related to company-paid life insurance benefits: M. D. Lockhart - $516; F.N. Grasberger III - $120; J. N. Rigas - $516.

d)	Mr. Senkowski and Mr. Rodruan participate in a split dollar life insurance arrangement where the company previously made premium payments on their behalf which Armstrong will recover from the policy cash value at a later date. For 2005, the imputed interest income on the cumulative amount of the premiums paid by the company was $1,128 for Mr. Senkowski and $739 for Mr. Rodruan.

Management Achievement Plan and Long-Term Incentive Plan

Bonus payments disclosed in the “Summary Compensation Table” included awards made to executive officers in accordance with the Management Achievement Plan for Key Executives (“MAP”). Under the MAP, an executive can earn cash rewards in relation to the attainment of corporate, business unit and individual goals. The corporate and business unit goals are set by the Management Development and Compensation Committee of the Board of Directors. A specific weighting is assigned to each of the corporate and business unit achievement segments where such segments are applicable. Each participant has a targeted annual incentive award which is expressed as a percentage of base salary earnings and varies with the participant’s level of responsibility. Incentive amounts earned under the corporate and business unit segments of the MAP are based on performance against predetermined goals. A threshold performance level is established, below which no award is payable.

Payouts were also made to executive officers under the Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides cash incentive awards to officers and key employees based on the attainment of performance goals established by the Management Development and Compensation Committee of the Board of Directors. Each award is conditioned upon achievement of one or more performance goals covering a performance period of one or more years, as set forth in the award agreement. In making a cash incentive award, a threshold performance level is established, below which no award will be payable.

Change in Control Agreements

A group of senior executives, including M. D. Lockhart, S. J. Senkowski, J. N. Rigas, W. C. Rodruan and F. N. Grasberger III have entered into change in control (“CIC”) agreements. These agreements provide severance benefits in the event of a change in control of AHI or AWI. The purpose of the agreements is to foster stability in the management ranks in the face of a possible change in control.

The severance benefits are payable if the executive is involuntarily terminated or terminates employment for good reason within three years following a change in control. Good reason to terminate employment exists if there are significant changes in the nature of the individual’s employment following the change in control. For example, a reduction in compensation, a change in responsibility, or a relocation of the place of employment would constitute significant changes. For most senior officers, the agreement includes a provision where the executive may choose to terminate employment during the thirty-day period beginning twelve months following a qualifying change in control and receive severance benefits. The qualifying change in control must meet the definitions in (2) and (3) shown below. The agreements have an automatic annual renewal feature, meaning the agreements will continue in effect unless either one of Armstrong, AHI or the executive elects not to extend the agreement.

For the purposes of these agreements, a change in control includes the following: (1) acquisition by a person (excluding certain qualified owners) of beneficial ownership of 20% or more of AHI’s common stock; (2) change in the composition of the Board of AHI, so that existing Board members and their approved successors do not constitute a majority of the Board; (3) consummation of a merger or consolidation of AHI, unless shareholders of voting securities immediately prior to the merger or consolidation continue to hold 66-2/3% or more of the voting securities of the resulting entity; and (4) shareholder approval of a liquidation or dissolution of AHI or sale of substantially all of AHI’s assets.

Severance benefits under the agreements depend on the position the executive holds, but generally include: (1) a lump severance payment equal to two or three times the sum of the officer’s annual base salary and the higher of the officer’s highest annual bonus earned in the three years prior to termination or prior to the change in control; (2) a lump-sum payment of the portion of the officer’s target incentive awards applicable to the year of termination of employment calculated by multiplying the target award by the fractional number of months completed in the performance award period; (3) three additional years of age and service credit for the purpose of determining pension benefits, the actuarial present value of which are payable as a lump sum; (4) continuation of life, disability, accident and health insurance benefits for three years following termination; (5) full reimbursement for the payment of any applicable excise taxes; and (6) payment of legal fees incurred in connection with a good faith dispute involving the agreement.

The Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case approved AWI’s assumption of the CIC agreements subject to certain modifications. The modifications limit in certain respects (i) what constitutes a change in control under the CIC agreements; and (ii) with respect to the CIC agreements for the most senior officers, what constitutes “Good Reason” entitling the executive to terminate employment and receive benefits under the agreement. The issuance of the new stock of reorganized AWI according to the provisions of a plan of reorganization would constitute a change in control under the CIC agreements for all executives except for F. N. Grasberger III.

Employment Agreements

Armstrong entered into an employment agreement with Michael D. Lockhart effective August 7, 2000, in which Mr. Lockhart agreed to serve as Chairman of the Board and Chief Executive Officer of AHI at an initial base salary of $800,000 per year and a $5,000,000 one-time signing bonus. This contract was subsequently approved by the Bankruptcy Court in Armstrong World Industries’ Chapter 11 Case. The employment agreement was automatically renewed for an additional one-year term on the third anniversary of the date of the agreement and renews for an additional one-year term on each successive anniversary, unless AHI gives notice not to extend the agreement at least 180 days prior to the anniversary date. If the employment agreement with Mr. Lockhart is terminated without “cause,” or if Mr. Lockhart terminates his employment for “good reason”, Mr. Lockhart is entitled to receive (1) a lump-sum cash payment equal to his base salary, plus the higher of (i) the bonus for which he is eligible in the year of termination at target performance levels, or (ii) the highest bonus award paid during the last three years, multiplied by either the number of years remaining in his employment agreement or by one (“1”), whichever is larger, and (2) continuation of certain benefits for the remainder of the term of his employment agreement. Mr. Lockhart’s employment agreement also contains a non-competition provision that bars him from competing with AHI or any subsidiaries or affiliates for a period of two years following his termination. The agreement also provides Mr. Lockhart with the opportunity to participate in all short-term and long-term incentive plans offered by AHI and AWI, including an annual cash incentive opportunity and an annual long-term incentive award under AHI’s long-term incentive plan. The agreement further provides that the value of his annual long-term incentive award on the grant date is required to equal 150% of Mr. Lockhart’s target annual cash compensation (salary and bonus) for the year, and that he receives two years of service credit for every one year of actual service towards the calculation of his pension benefits under the Retirement Benefit Equity Plan. In addition, in March 2005, the company granted Mr. Lockhart five additional years of service credit under that plan. See the section “Benefits from Retirement Plans” below for a table illustrating actual benefit payments based upon credited years of service and compensation.

AWI hired F. Nicholas Grasberger III effective January 1, 2005 as Senior Vice President and Chief Financial Officer of AHI at an initial base salary of $450,000 per year and a $300,000 one-time signing bonus. His agreement also provides Mr. Grasberger with the opportunity to participate in AWI’s annual cash incentive and long-term incentive plans with target incentive awards for 2005 valued at 60% and 180% of annual base salary respectively. As approved by the Bankruptcy Court in AWI’s Chapter 11 Case, Mr. Grasberger received a Cash Retention Payment of $450,000 since he was employed through December 31, 2005. During AWI’s Chapter 11 reorganization, Mr. Grasberger will qualify for enhanced severance benefits if he meets the eligibility provisions of the AWI Severance Pay Plan which is described below. His severance payment would be two times the sum of annual base salary and target annual bonus. Mr. Grasberger would be eligible to continue health care and life insurance benefits for two years at active employee costs. Following emergence from Chapter 11 reorganization, AWI will provide a minimum severance payment equal to annual base salary, and benefits would continue for one year. At the time of AWI’s emergence from Chapter 11 reorganization, it is planned that Mr. Grasberger would receive equity awards consisting of 41,400 shares of restricted stock and 124,200 nonqualified stock options. It is anticipated that both awards would vest in one-third installments at two, three and four years from the grant date.

Severance Pay Plan for Salaried Employees

The Severance Pay Plan for Armstrong World Industries’ Salaried Employees was adopted in 1990. This plan is designed to cushion the effects of unemployment for certain salaried employees. The benefits are payable if a covered employee is terminated under certain circumstances. All salaried employees of AHI and AWI, including the officers named in the Summary Compensation Table, are eligible to participate in the plan. A participant will be entitled to severance pay if they are terminated and an exclusion does not apply. The employee is not entitled to severance pay if the reason for the termination is the following: (1) voluntary separation; (2) the employee accepts employment with the successor organization in connection with the sale of a plant, unit, division or subsidiary; (3) the employee rejects the offer of a position in the same geographic area at a base salary of at least 90% of the employee’s current salary made by AHI or AWI, their subsidiaries or any successor organization; (4) misconduct; or (5) unsatisfactory performance, unless otherwise approved by the Severance Pay Committee. Severance benefits will be offset by payments made under CIC agreements or individual employment agreements.

Under the plan, the scheduled amount of the payment is based on the employee’s grade level, length of service, and base salary level. The amount of the payment ranges from a minimum of two weeks base salary to a maximum of 52 weeks base salary. The Severance Pay Committee retains the right to depart from the severance pay schedule where factors justify an upward or downward adjustment in the level of benefits. In no event may the severance benefit exceed two times the participant’s annual compensation.

Enhanced Severance Benefits during AWI’s Chapter 11 Reorganization

Under the Retention Program for Key Employees approved by the Bankruptcy Court in AWI’s Chapter 11 Case, enhanced severance benefits apply to approximately 120 employees (excluding M. D. Lockhart) during the term of the Chapter 11 reorganization. Cash severance payments ranging from two years of base salary and target annual bonus for the year of termination to nine months of base salary apply depending on the employee’s job and evaluation level. Employees will receive continued health care and life insurance benefits for the duration of their severance payment period along with outplacement support. Effective December 5, 2005, the company discontinued extending these enhanced severance benefits to newly hired and newly promoted employees.

Other Benefits

Except as specifically noted, the benefit programs for executives are generally the same as those offered to the company’s other salaried employees. Depending on the executive’s job evaluation and pay level, Armstrong currently provides the following executive benefits: (1) supplemental benefits on comparable terms to those otherwise available under either the pension or savings plan but for qualified plan limitations, (2) company-paid long-term disability insurance, (3) limited reimbursement (a maximum of $4,500 per year) for personal financial planning expenses, and (4) annual company-paid physical exams. As noted in the Summary Compensation Table, Mr. Lockhart has access to company aircraft for personal use and is reimbursed for taxes accrued as a result of his imputed taxable income stemming from such use.

TABLE 2: OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no grant of stock options or any other equity-based awards during 2005 under any of Armstrong’s stock-based compensation plans. No equity compensation awards have been made since AWI’s Chapter 11 Filing in December 2000, other than commitments entered into prior to the Chapter 11 filing.

TABLE 3: AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the exercise of stock options during 2005 and the unexercised options held as of the end of 2005 by each of the named executives:

	AHI Shares Acquired On Exercise (#)	Value Realized (market price at exercise less exercise price) ($)	Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-The-Money Options At Fiscal Year-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
M. D. Lockhart	0	0	300,000	0	$36,250	0
S. J. Senkowski	0	0	13,000	0	0	0
F. N. Grasberger III	0	0	0	0	0	0
J. N. Rigas	0	0	17,000	0	0	0
W. C. Rodruan	0	0	13,600	0	0	0

TABLE 4: LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

The following table sets forth information regarding the long-term incentive plan awards granted during 2005 to each of the named executives:

Name	Performance Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price- Based Plans
		Threshold ($)	Target ($)	Maximum[4] ($)
M. D. Lockhart	1/1/2005 –12/31/2006	N/A	1,240,000[1]	1,240,000
M. D. Lockhart	1/1/2005 –12/31/2006	N/A	1,860,000[2]	2,790,000
S. J. Senkowski	1/1/2005 –12/31/2006	341,460	1,138,200[3]	See footnote [4]
F. N. Grasberger III	1/1/2005 –12/31/2006	243,000	810,000[3]	See footnote [4]
J. N. Rigas	1/1/2005 –12/31/2006	166,500	555,000[3]	See footnote [4]
W. C. Rodruan	1/1/2005 –12/31/2006	81,720	272,400[3]	See footnote [4]

1)	Under his employment agreement, Mr. Lockhart is entitled to a long-term incentive opportunity at target of $3.1 million in 2005. This was awarded in two components. The first component of Mr. Lockhart’s cash incentive award will be earned in direct proportion to the ratio of (1) three times the increase in 2006 earnings before interest, taxes, depreciation and amortization (EBITDA) over 2004 EBITDA to (2) 2004 EBITDA. EBITDA results exclude the impact of bankruptcy-related expense/income, restructuring charges and significant unusual items. No threshold payment level has been established. Cash payments earned will be paid in early 2007.

2)	The second component of Mr. Lockhart’s cash incentive award will be determined on the basis of a factor related to the EBITDA compound annual growth percentage comparing 2006 to 2004, multiplied by a number equal to 1 plus the ratio of (1) the dollar increase in EBITDA from 2004 to 2006 to (2) 2004 EBITDA. EBITDA results exclude the impact of bankruptcy-related expenses/income, restructuring charges and significant unusual items. No threshold payment level has been established. Cash payments earned will be paid in early 2007.

3)	This award will be earned based on cumulative adjusted operating income results for 2005 and 2006 and paid in early 2007. The target and actual results exclude the impact of incentive calculations, interest expense/income, bankruptcy-related expense/income, restructuring charges and significant unusual items.

4)	Under the terms of the 1999 Long-Term Incentive Plan, the maximum payment to any one participant pursuant to a Cash Incentive Award with respect to any one year is $3 million.

BENEFITS FROM RETIREMENT PLANS

The following table shows the estimated pension benefits payable to a participant at normal retirement age under Armstrong’s Retirement Income Plan and Retirement Benefit Equity Plan. The Retirement Income Plan is a qualified defined benefit pension plan. Salaried employees hired after December 31, 2004 do not participate in this plan but instead receive an enhanced match under the 401(k) savings plan. Under the terms of the Armstrong Nonqualified Deferred Compensation Plan, eligible managers who earned more than $175,000 during 2005 were permitted to elect to defer up to 8% of their base salary and bonus compensation above this amount and receive credit for a company match under this plan of up to 6% of pay. The Retirement Benefit Equity Plan is an unfunded, nonqualified supplemental pension plan. It provides participants with benefits that would otherwise be denied by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts shown in Table 5 are based on compensation that is covered under the plans and years of service with AWI and its subsidiaries (plus additional years of credited service awarded).

In January 2006, the company announced that effective March 1, 2006, the Retirement Income Plan and the Retirement Benefit Equity Plan would be amended to stop future benefit accruals for non-production salaried employees whose age plus years of service total less than 60 as of February 28, 2006. These employees are eligible for the 401(k) savings plan with the enhanced match starting March 1, 2006. Employees whose age plus years of service total 60 or higher continue to accrue benefits under the Retirement Income Plan and the Retirement Benefit Equity Plan but are subject to higher benefit reductions for early retirement on or after age 55 but prior to age 65. Messrs. Lockhart, Senkowski, Rigas and Rodruan qualify to continue to accrue future benefits under those plans.

TABLE 5: PENSION PLAN TABLE

ANNUAL RETIREMENT BENEFIT BASED ON CREDITED SERVICE1

Remuneration[2]	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$200,000	$43,000	$58,000	$72,000	$86,000	$101,000	$113,000
$400,000	$90,000	$120,000	$150,000	$179,000	$209,000	$233,000
$600,000	$136,000	$182,000	$227,000	$272,000	$318,000	$354,000
$800,000	$183,000	$244,000	$305,000	$365,000	$426,000	$474,000
$1,000,000	$229,000	$306,000	$382,000	$458,000	$535,000	$595,000
$1,200,000	$276,000	$368,000	$460,000	$551,000	$643,000	$715,000
$1,400,000	$322,000	$430,000	$537,000	$644,000	$752,000	$836,000
$1,600,000	$369,000	$492,000	$615,000	$737,000	$860,000	$956,000
$1,800,000	$415,000	$554,000	$692,000	$830,000	$969,000	$1,077,000
$2,000,000	$462,000	$616,000	$770,000	$923,000	$1,077,000	$1,197,000
$2,200,000	$508,000	$678,000	$847,000	$1,016,000	$1,186,000	$1,318,000
$2,400,000	$555,000	$740,000	$925,000	$1,109,000	$1,294,000	$1,438,000
$2,600,000	$601,000	$802,000	$1,002,000	$1,202,000	$1,403,000	$1,559,000
$2,800,000	$648,000	$864,000	$1,080,000	$1,295,000	$1,511,000	$1,679,000

1)	Benefits shown assume retirement in 2005. The benefits are computed as a straight life annuity beginning at age 65 and are not subject to deduction for Social Security or other offsets.

2)	Calculated as the average annual compensation in the three highest paid years during the 10 years prior to retirement. Annual compensation equals the total of the amounts reported under the columns captioned “Salary” and “Bonus” in the Summary Compensation Table (excluding cash retention and long-term incentive payments) and including Armstrong contributions under the Bonus Replacement Retirement Plan.

The 2005 annual compensation and estimated years of service for plan purposes for each of the executives named in the Summary Compensation Table were as follows:

M. D. Lockhart - $2,322,000 (15.8 years); S. J. Senkowski - $896,653 (32.6 years); J. N. Rigas - $557,900 (23.8 years) and W. C. Rodruan - $397,370 (29.6 years). Mr. Grasberger participates in the 401(k) savings plan with the enhanced match. Under his employment agreement, Mr. Lockhart receives two years of service credit for every one year of actual service toward the calculation of his pension benefits under the Retirement Benefit Equity Plan and five additional years of service credit, which are reflected in the numbers above. Estimated years of service include 17 years credit for prior service awarded to J. N. Rigas upon his employment with Armstrong. The Armstrong retirement benefit for Mr. Rigas will be reduced by the value of any defined benefit pension payable by his previous employer for the respective period of the prior service credit.

Special provisions apply if the Retirement Income Plan is terminated within five years following an Extraordinary Event, as this item is defined in the plan. In that event, plan liabilities will first be satisfied; then, remaining plan assets will be applied to increase retirement income to employees. The amount of the increase is based on the assumption that the employee would have continued employment with Armstrong until retirement. Messrs. Lockhart, Senkowski, Rigas and Rodruan would be entitled to this benefit.

Compensation of Directors

AHI and Armstrong do not separately compensate directors who are employees for services as a director. AHI and Armstrong pay directors who are not employees a retainer of $90,000 per year. Shared directors receive only a single retainer. The Audit Committee chairman receives an annual fee of $20,000 and the chairpersons of the Management Development and Compensation Committee, and the Nominating and Governance Committee each receive an annual fee of $10,000. AHI and Armstrong directors who are not employees are paid $2,500 per day plus reasonable expenses for special assignments including special meetings in connection with Board activity.

Management Development and Compensation Committee and Interlocks and Insider Participation

The Management Development and Compensation Committee members are Jerre L. Stead (Chairman); Judith R. Haberkorn; and Ruth M. Owades. The Management Development and Compensation Committee establishes the overall philosophy and policies governing compensation programs, including those subject to Section 162(m) of the Internal Revenue Code, for AHI and Armstrong management.

None of the members of the Management Development and Compensation Committee is a current or former officer of the company or was a party to any related party transaction (as determined under SEC disclosure requirements) involving the company during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Stock Ownership of Certain Beneficial Owners

AHI indirectly owns all of the capital stock of AWI. The following table1 sets forth, as of February 14, 2006, each person or entity known to AHI that may be deemed to have beneficial ownership of more than 5% of the outstanding AHI common stock.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
Harbinger Capital Partners Master Fund I, Ltd. [3] c/o International Fund Services Third Floor, Bishop Square Redmond’s Hill Dublin, Ireland L2	6,426,032	15.8%

Chesapeake Partners Management Co. Inc.[4] 1829 Reisterstown Road, Suite 220 Baltimore, MD 21208	3,500,850	8.6%

Glenview Capital Management, LLC[5] 399 Park Avenue, Floor 39 New York, NY 10022	2,405,662	5.9%

1)	In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13G information filed in February 2006.

2)	In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,664,461 shares of AHI’s common stock that were outstanding on December 31, 2005.

3)	Schedule 13G Amendment No. 2, filed on February 14, 2006, was filed on behalf of HMC Investors, L.L.C., Philip Falcone, Raymond J. Harbert and Michael D. Luce holding in the aggregate 3,270,246 shares and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Offshore Manager, L.L.C. holding in the aggregate 3,155,786 shares.

4)	Schedule 13G Amendment No. 1 filed on February 14, 2006 by Chesapeake Partners Management Co. Inc. was filed on behalf of the following “Reporting Persons:” Chesapeake Partners Limited Partnership – 1,811,485 shares and Chesapeake Partners International Ltd. – 1,689,365 shares.

5)	Schedule 13G, Amendment No. 2, filed on February 14, 2006, was filed on behalf of the following “Reporting Persons:” Glenview Capital Management, LLC., Glenview Capital GP, LLC and Lawrence M. Robbins.

b) Security Ownership of Management

The following table shows the amount of AHI stock that each director, each individual named in the Summary Compensation Table and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. No named individual beneficially owns 1% or more of the outstanding common shares. Collectively, all of the directors and executive officers as a group beneficially would own 1.2% of the outstanding common shares, assuming all of the options disclosed in the table were to be exercised. This information is as of January 24, 2006.

Name	Stock[1]	Stock Options Exercisable within 60 days	Total Beneficial Ownership	Restricted Stock[2]	Phantom Shares[3]
H. Jesse Arnelle	2,044	—	2,044	—	—
Judith R. Haberkorn	1,084	4,970	6,054	—	—
Michael D. Lockhart	100,124	300,000	400,124	—	—
James E. Marley	3,022	1,410	4,432	—	—
Ruth M. Owades	5,000	—	5,000	—	—
John. J. Roberts	—	—	—	—	—
M. Edward Sellers	—	—	—	—	—
Jerre L. Stead	4,400	3,260	7,660	—	—
F. Nicholas Grasberger III	—	—	—	—	—
William C. Rodruan	4,356	13,600	17,956	1,447	283
John N. Rigas	979	17,000	17,979	—	—
Stephen J. Senkowski	3,235	13,000	16,235	1,995	—
Director and officers as a group (12 persons)	124,244	353,240	477,484	3,442	283

1)	Includes the following shares that may be determined to be owned by the employee through the employee stock ownership accounts of AHI’s Savings and Investment Plan (“SIP”): M. D. Lockhart – 124; S. J. Senkowski – 2,186; W. C. Rodruan – 2,134; J. N. Rigas – 979 and executive officers as a group — 5423.

Includes the following shares indirectly owned and held in the savings accounts of the SIP accounts of the following individuals: S. J. Senkowski – 38 and W. C. Rodruan – 782 and executive officers as a group – 820.

2)	Includes restricted shares, some of which have been deferred and are held in trust. The participants have voting power but not investment power.

3)	Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participant has no voting or investment power.

Equity Compensation Plan Information

No equity-based compensation has been granted since AWI filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

The following table provides information as of December 31, 2005 regarding securities that were authorized for issuance under pre-December 2000 grants pursuant to equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,997,317	$27.83	4,815,424
Equity compensation plans not approved by security holders[2]	105,119	—	504,653

Total	2,102,436	$26.44	5,320,077

1)	Restricted stock included in weighted-average exercise price as $0 because it has no exercise price.

2)	The Stock Award Plan was adopted by the AHI Board of Directors effective July 24, 2000. The purpose of the plan was to provide a portion of the compensation for officers, directors and key employees in shares of common stock pursuant to the terms of the plan. The plan is administered by the Management Development and Compensation Committee and provides for the grant of Restricted Stock Awards and Stock Awards which may be subject to certain terms and conditions established by the Committee. The awards were to be used for the purposes of recruitment, recognition and retention of eligible participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or related transactions to disclose.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional Audit Fee Services Rendered

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of AHI’s annual financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG LLP. For the purposes of this table, audit fees are for services rendered in connection with the audit of AHI’s financial statements as of and for the year ended December 31, 2005, for which a portion of the billings occurred or will occur in 2006. All fees in 2005 and 2004 were pre-approved by the Audit Committee.

(amounts in 000’s)	2005	2004
Audit Fees	$5,700	$3,950
Audit Related Fees(1)	360	900

Audit and Audit Related Fees	6,060	4,850
Tax Fees(2)	1,234	915
All Other Fees(3)	93	105

Total Fees	$7,387	$5,870

1)	Audit Related Fees consisted principally of fees for audits of financial statements of certain employee benefit plans, accounting research assistance on technical topics, international financial reporting standards at some foreign locations and other matters with respect to foreign statutory financial statements.

2)	Tax Fees consisted of fees for tax consultation and tax compliance services.

3)	All Other Fees consist primarily of fees for Bankruptcy Court fee application preparation.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of Armstrong Holdings, Inc.’s Board of Directors adopted a policy and procedure that requires their pre-approval of any audit and accounting services provided by the firm that serves as our independent auditor. Per the policy, management cannot engage the independent auditor for any services without the Audit Committee’s pre-approval. The Audit Committee delegates to the Committee Chair the authority to pre-approve services not exceeding 5% of the total audit fees for the year for purposes of handling immediate needs, with a report to the full Committee of such approvals at its next meeting. The policy and procedures comply with Section 10A(i) of the Securities Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	The financial statements and schedule of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. filed as a part of this 2005 Annual Report on Form 10-K are listed in the “Index to Financial Statements and Schedules” on page 48.

(a)(2)	The financial statements required to be filed pursuant to Item 15(d) of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (filed herewith as Exhibit 99.1).

(a)(3)	The following exhibits are filed as a part of this 2005 Annual Report on Form 10-K.

Exhibit No.	Description
No. 2.1	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.3	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006 is filed herewith.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock as amended and restated as of February 20, 2006 is filed herewith.

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004; and October 27, 2005, respectively, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein they appeared as Exhibit 4.10.

No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c) (SEC File No. 1-2116)) is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, wherein it appeared as Exhibit 4.11.

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

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

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f) * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 in incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan and Supplement dated August 1, 2005, are incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein they appeared as Exhibit 10.2 and Exhibit 10.3.*

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). A schedule identifying those executives and the material differences among the agreements to which each executive is a party, is filed herewith. * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Marley, Stead and Ms. Haberkorn, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and certain Directors and Officers, together with a schedule identifying those Armstrong World Industries, Inc. Directors and Officers and the material differences among the agreements to which each executive is a party, are incorporated by reference from the 2003 Annual Report on Form 10-K wherein they appeared as Exhibit 10(iii)(n) and Exhibit 10(iii)(q). * (SEC File No. 000-50408) A schedule identifying those Armstrong Holdings, Inc. Directors and Officers and the material differences among the agreements to which each executive is a party is filed herewith.

No. 10.14	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). *

No. 10.16	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.17	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.18	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.19	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.20	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.21	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.22	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.23	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.24	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.25	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2005 retention payment program together with the schedule of participating Executive Officers is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein they appeared as Exhibits 10.1 and 10.2. *

No. 10.26	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.27	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers are incorporated by reference from the 2004 Annual Report on Form 10-K wherein they appeared as Exhibit 10.29. *

No. 10.28	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.29	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005. *

No. 10.30	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 10.31	Separation Agreement, General Release and Covenant Not to Sue dated September 26, 2005, between Armstrong World Industries, Inc. and Matthew J. Angello is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein it appeared as Exhibit 10.33. *

No. 10.32	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.33	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.34	Order of the U.S. District Court dated January 26, 2006 Authorizing and Approving Continued Cash Retention Program for Key Employees is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 99.1. *

No. 10.35	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.36	Order of the U.S. District Court dated February 8, 2006, Establishing Schedule with Respect to Hearing on Confirmation of the Fourth Amended Plan of Reorganization of Armstrong World Industries, Inc., as modified, is incorporated by reference from the Current Report filed on Form 8-K on February 11, 2006, wherein it appeared as Exhibit 99.1.

No. 10.37	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is filed herewith. *

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 21.1	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 23.3	Consent of Independent Registered Public Accounting Firm.

No. 23.4	Consent of Independent Registered Public Accounting Firm.

No. 24.1	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman, Chief Executive Officer and President
Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AHI:

Name	Title

Michael D. Lockhart	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)

H. Jesse Arnelle	Director

Judith R. Haberkorn	Director

James E. Marley	Director

Ruth M. Owades	Director

John J. Roberts	Director

M. Edward Sellers	Director

Jerre L. Stead	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for AHI directors and on his own behalf)

As of February 24, 2006

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of February 24, 2006

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of February 24, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman, Chief Executive Officer and President
Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AWI:

Name	Title

Michael D. Lockhart	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)

James E. Marley	Director

John N. Rigas	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for James E. Marley and on his own behalf)
As of February 24, 2006

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of February 24, 2006

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of February 24, 2006

By:	/s/ John N. Rigas
(John N. Rigas)
As of February 24, 2006

SCHEDULE II

Armstrong Holdings, Inc. and Armstrong World Industries, Inc.

Valuation and Qualifying Reserves of Accounts Receivable

For Years Ended December 31

	2005	2004	2003
Provision for Losses
Balance at beginning of year	$13.0	$18.9	$20.3
Additions charged to earnings	2.7	4.1	6.4
Deductions	(4.9)	(10.0)	(7.8)

Balance at end of year	$10.8	$13.0	$18.9

Provision for Discounts
Balance at beginning of year	$45.5	$47.3	$41.4
Additions charged to earnings	212.6	217.8	229.6
Deductions	(218.3)	(219.6)	(223.7)

Balance at end of year	$39.8	$45.5	$47.3

Total Provision for Discounts and Losses
Balance at beginning of year	$58.5	$66.2	$61.7
Additions charged to earnings	215.3	221.9	236.0
Deductions	(223.2)	(229.6)	(231.5)

Balance at end of year	$50.6	$58.5	$66.2

Exhibit Index

Exhibit No.

No. 2.3	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004 and February 21, 2006.

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary Rights to Purchase Preferred Stock as amended and restated as of February 20, 2006.

No. 10.29	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005.

No. 10.37	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan.

No. 11.1	Computation for basic earnings per share.

No. 11.2	Computation for diluted earnings per share.

No. 21	List of Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s domestic and foreign subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 23.3	Consent of Independent Registered Public Accounting Firm.

No. 23.4	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and authorizing resolution.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act 2002.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.