Form 10-Q
period 2006-03-31
ARMSTRONG HOLDINGS INC /PA/; ARMSTRONG WORLD INDUSTRIES INC
filed 2006-04-27
CIK 1109304, 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMSTRONG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-50408	23-3033414
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 397-0611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of April 19, 2006 – 40,664,461

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

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

Any of our forward-looking statements may turn out to be wrong. Actual future results may differ materially. Forward-looking statements involve risks and uncertainties (such as those discussed in the Risk Factors section below) because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement.

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

Challenges in executing operational restructuring actions

We look for ways to make our operations more efficient and effective. We reduce, move or expand our plants and operations as needed. Each action generally involves substantial planning and capital investment. We can err in planning and executing our actions, which could create risks to our customer service and cause unplanned costs.

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

Dependence on key customers

Some of our businesses are dependent on a few key customers. For example, much of our North America revenue comes from sales to home center retailers, including The Home Depot, Inc. and Lowe’s Companies, Inc. Together these customers accounted for approximately 20% of our consolidated total sales in 2005. We do not have long-term contracts with these customers. The loss of sales to one of these major customers, or changes in our business relationship with them, could have a material adverse impact on our results.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2006	2005
Net sales	$876.6	$840.7
Cost of goods sold	692.8	662.5

Gross profit	183.8	178.2
Selling, general and administrative expenses	144.9	170.4
Restructuring charges, net	2.7	8.2
Equity (earnings) from joint venture	(12.0)	(8.1)

Operating income	48.2	7.7
Interest expense (unrecorded contractual interest of $19.1 and $21.5)	1.9	2.2
Other non-operating expense	0.1	—
Other non-operating (income)	(1.2)	(2.2)
Chapter 11 reorganization costs, net	0.5	2.0

Earnings before income taxes	46.9	5.7
Income tax expense	18.9	8.7

Net earnings (loss)	$28.0	$(3.0)

Net earnings (loss) per share of common stock:
Basic	$0.69	$(0.07)
Diluted	$0.69	$(0.07)
Average number of common shares outstanding:
Basic	40.6	40.5
Diluted	40.7	40.5

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$492.2	$602.2
Accounts and notes receivable, net	404.3	328.8
Inventories, net	551.4	514.5
Deferred income taxes	15.4	15.4
Income tax receivable	18.2	18.2
Other current assets	82.9	82.2

Total current assets	1,564.4	1,561.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,587.5 and $1,562.0, respectively	1,115.6	1,145.3
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	487.0	476.9
Investment in affiliates	77.6	67.4
Goodwill, net	134.3	134.2
Other intangibles, net	65.5	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	95.6	96.6

Total assets	$4,596.2	$4,606.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$16.3	$14.6
Current installments of long-term debt	4.9	5.4
Accounts payable and accrued expenses	362.3	392.5
Income tax payable	16.5	10.1
Deferred income taxes	0.8	0.8

Total current liabilities	400.8	423.4
Liabilities subject to compromise	4,864.1	4,864.7
Long-term debt, less current installments	20.9	21.5
Postretirement and postemployment benefit liabilities	259.0	258.9
Pension benefit liabilities	222.6	223.7
Other long-term liabilities	80.6	90.0
Deferred income taxes, noncurrent	22.8	21.2
Minority interest in subsidiaries	7.7	7.9

Total noncurrent liabilities	5,477.7	5,487.9
Shareholders’ equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	167.8	167.7
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(878.5)	(906.5)
Accumulated other comprehensive income	32.0	37.1
Less common stock in treasury, at cost 2006 and 2005 – 11,214,449 shares	(513.3)	(513.3)

Total shareholders’ (deficit)	(1,282.3)	(1,305.3)

Total liabilities and shareholders’ equity	$4,596.2	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.7		$167.7
Stock issuances and other	0.1		—

Balance at March 31	$167.8		$167.7

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(906.5)		$(1,018.6)
Net earnings (loss) for period	28.0	$28.0	(3.0)	$(3.0)

Balance at March 31	$(878.5)		$(1,021.6)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	0.8		(5.4)
Derivative gain/(loss), net	(6.0)		1.4
Minimum pension liability adjustments	0.1		0.8

Total other comprehensive (loss)	(5.1)	(5.1)	(3.2)	(3.2)

Balance at March 31	$32.0		$39.6

Comprehensive income		$22.9		$(6.2)

Less treasury stock at cost:
Balance at beginning of year and March 31	$(513.3)		$(513.3)

Total shareholders’ (deficit)	$(1,282.3)		$(1,417.9)

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$28.0	$(3.0)
Adjustments to reconcile net earnings (loss) to net cash (used for) operating activities:
Depreciation and amortization	34.2	36.4
Deferred income taxes	5.4	(1.4)
Equity (earnings) from affiliates, net	(12.0)	(8.4)
Chapter 11 reorganization costs, net	0.5	2.0
Chapter 11 reorganization costs payments	(4.1)	(3.4)
Restructuring charges, net of reversals	2.7	8.2
Restructuring payments	(1.4)	(12.8)
Cash effect of hedging activities	3.3	(5.7)
Increase (decrease) in cash from change in:
Receivables	(74.4)	(38.7)
Inventories	(35.4)	(19.3)
Other current assets	2.2	(5.0)
Other noncurrent assets	(13.4)	(5.5)
Accounts payable and accrued expenses	(26.8)	(43.2)
Income taxes payable	5.8	6.2
Other long-term liabilities	(4.9)	(3.4)
Other, net	0.5	(1.5)

Net cash (used for) operating activities	(89.8)	(98.5)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(22.6)	(26.9)
Purchase of minority interest	(1.5)	—
Distributions from equity affiliates	6.0	6.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of assets	1.5	1.2

Net cash (used for) investing activities	(20.9)	(19.7)

Cash flows from financing activities:
Increase in short-term debt, net	1.5	7.7
Payments of long-term debt	(1.3)	(1.5)

Net cash provided by financing activities	0.2	6.2

Effect of exchange rate changes on cash and cash equivalents	0.5	(2.3)

Net (decrease) in cash and cash equivalents	(110.0)	(114.3)
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$492.2	$401.6

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2005, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Operating results for the first quarter of 2006 and the corresponding period of 2005 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income and earnings per share if AHI had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in the first quarter of 2005. See Note 13 for additional information on FAS 123R.

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

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30, 2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

In order for AWI’s plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005.

Recent Developments and Next Steps in the Chapter 11 Process

On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

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

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any material

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

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

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of March 31, 2006, AWI had approximately $43.8 million in letters of credit, which were issued pursuant to the DIP Facility. As of March 31, 2006, AWI had $231.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to compromise at March 31, 2006 and December 31, 2005. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 15 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2006 and 2005:

	2006	2005
Professional fees	$5.2	$3.8
Interest income, post-Filing	(4.7)	(1.9)
Other expense directly related to bankruptcy, net	—	0.1

Total Chapter 11 reorganization costs, net	$0.5	$2.0

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

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
Net sales to external customers	2006	2005
Resilient Flooring	$283.8	$284.9
Wood Flooring	205.2	190.1
Textiles and Sports Flooring	64.8	62.9
Building Products	267.9	253.6
Cabinets	54.9	49.2

Total sales to external customers	$876.6	$840.7

	Three Months Ended March 31,
Segment operating income (loss)	2006	2005
Resilient Flooring	$(3.4)	$(9.6)
Wood Flooring	11.5	8.8
Textiles and Sports Flooring	0.5	(5.9)
Building Products	40.0	35.3
Cabinets	0.2	(5.9)
Unallocated Corporate (expense)	(0.6)	(15.0)

Total consolidated operating income	$48.2	$7.7

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended March 31,
	2006	2005
Segment operating income	$48.2	$7.7
Interest expense	1.9	2.2
Other non-operating expense	0.1	—
Other non-operating income	(1.2)	(2.2)
Chapter 11 reorganization costs, net	0.5	2.0

Earnings before income taxes	$46.9	$5.7

Segment assets	March 31, 2006	December 31, 2005
Resilient Flooring	$704.6	$675.9
Wood Flooring	676.8	646.4
Textiles and Sports Flooring	215.6	196.6
Building Products	635.8	613.2
Cabinets	100.8	99.1

Total segment assets	2,333.6	2,231.2
Assets not assigned to segments	2,262.6	2,374.8

Total consolidated assets	$4,596.2	$4,606.0

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

Liabilities subject to compromise at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	69.1	69.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,864.1	$4,864.7

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.1 million in the first quarter of 2006 and $21.5 million in the first quarter of 2005.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 5. INVENTORIES

	March 31, 2006	December 31, 2005
Finished goods	$372.6	$339.1
Goods in process	50.9	44.6
Raw materials and supplies	194.7	194.4
Less LIFO and other reserves	(66.8)	(63.6)

Total inventories, net	$551.4	$514.5

NOTE 6. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at March 31, 2006 was an $8.0 million asset compared to an $18.7 million asset at December 31, 2005, due to the price of natural gas decreasing during the year.

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $77.6 million at March 31, 2006. The balance increase of $10.2 million since December 31, 2005 primarily reflects our 50% investment in the net undistributed earnings in our WAVE joint venture. Also, during the first quarter of 2006, in conjunction with a flooring manufacturer with existing operations in China, we invested $4.3 million to acquire a 50% share in a hardwood flooring manufacturing facility under construction.

Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended March 31,
	2006	2005
Net sales	$79.0	$72.6
Gross profit	29.0	20.7
Net earnings	24.0	16.1

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first three months of 2006.

Goodwill by segment	January 1, 2006	Adjustments, net(1)	Impairments	March 31, 2006
Wood Flooring	$108.2	—	—	$108.2
Building Products	13.4	$0.1	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$134.2	$0.1	—	$134.3

(1)	Consists of the effects of foreign exchange.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

The following table details amounts related to AHI’s intangible assets as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$103.7	$70.8	$102.1	$66.7
Land use rights and other	4.5	1.2	4.5	1.1

Total	$108.2	$72.0	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$29.3		$29.3

Other intangible assets, gross	$137.5		$135.9

Aggregate Amortization Expense
For the three months ended March 31, 2006	$4.2
For the three months ended March 31, 2005	$4.0

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $2.7 million and $8.2 million were recorded in the first quarters of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal) Three Months Ended March 31,
Action Title	2006	2005	Segment
Lancaster Plant	$2.3	$6.8	Resilient Flooring
Hoogezand	0.4	1.0	Building Products
North America SG&A	—	(0.1)	Resilient Flooring
Morristown	—	0.2	Cabinets
Searcy	—	0.1	Wood Flooring
Oss	—	0.2	Textiles & Sports Flooring

Total	$2.7	$8.2

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced primarily by our other facilities around the world. Of the $2.3 million and $6.8 million charges in 2006 and 2005, $2.2 million and $6.2 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $0.1 million in 2006 and $0.6 million in 2005 are comprised of severance and related costs. We have incurred $19.6 million of severance and pension related restructuring charges to-date. We expect to incur approximately $11 million of restructuring charges for severances and pension benefits in the remainder of 2006, in addition to $0.1 million of accelerated depreciation and approximately $5 million of other related costs, both in cost of good sold, and approximately $6 million in SG&A. Further, we expect to realize a gain of approximately $15 million in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative. Additionally, we recorded $0.2 million and $2.1 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $5.7 million and $0.3 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $1.0 million in SG&A in 2006.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.6 million to-date, and expect to incur an additional $0.2 million in the remainder of 2006. Additionally, we recorded $0.5 million of accelerated depreciation and $0.1 million of other related costs in cost of goods sold in the first quarter of 2005.

North America SG&A: The net reversal of $0.1 million in 2005 comprised certain severance accruals that were no longer necessary in the remaining accruals recorded in 2004 for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We incurred project-to-date restructuring charges of $0.4 million of severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We continue to manufacture carpet at other plants across Europe. We incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

The following table summarizes activity in the restructuring accruals for the first three months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(1.4)	$0.5	$—	$7.9
2005	24.8	(12.8)	2.0	(0.4)	13.6

The amount in “other” for 2005 is related to the effects of foreign currency translation.

Of the March 31, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2006 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 10. INCOME TAX EXPENSE

	Three months ended March 31,
	2006	2005
Earnings before income taxes	$46.9	$5.7
Income tax expense	$18.9	$8.7

In the first quarter of 2006, income tax expense of $18.9 million resulted in an effective tax rate of 40.3% based on pre-tax income of $46.9 million.

Tax expense of $8.7 million recorded in the first three months of 2005 represents the estimated effective tax rate for 2005 applied against year-to-date taxable income of $5.7 million, taking into consideration the matters described below. The resulting three-month tax rate of 152.6% is higher than the statutory US Federal and state rate primarily because of $13.8 million in foreign losses incurred in the quarter for which no tax benefit can be recognized, as we have provided valuation allowances on the losses in these foreign jurisdictions. The tax rate also increased due to certain adjustments of tax reserves related to Canadian withholding taxes, a German tax audit item, state tax reserve needs, and additional valuation allowances placed on state net operating losses.

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.5	$6.2
Interest cost on projected benefit obligation	23.2	24.0
Expected return on plan assets	(40.5)	(39.5)
Amortization of prior service cost	2.2	4.1
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(10.2)	$(4.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7
Interest cost on projected benefit obligation	5.0	5.1
Amortization of prior service benefit	(1.6)	(1.4)
Recognized net actuarial loss	3.1	3.0

Net periodic postretirement benefit cost	$7.1	$7.4

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.6
Interest cost on projected benefit obligation	5.1	5.7
Expected return on plan assets	(3.8)	(4.1)
Amortization of prior service cost	0.2	—
Recognized net actuarial loss	0.7	0.5

Net periodic pension cost	$4.8	$4.7

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(8.0)	(8.5)
Current year warranty accruals	8.8	8.7
Preexisting warranty accrual changes	(0.3)	(0.1)
Effects of foreign exchange translation	0.1	(0.4)

Balance at March 31	$21.7	$22.3

NOTE 13. SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation.

We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options are fully vested.

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

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant. There have been no stock options granted since 2001.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Changes in option shares outstanding (thousands except for share price and life)	Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(189.8)	59.87

Option shares outstanding at March 31, 2006	1,797.5	$24.60	3.76
Option shares exercisable at March 31, 2006	1,797.5	$24.60	3.76
Shares available for grant	5,005.3

The intrinsic value of the shares outstanding and exercisable at March 31, 2006 was $0, as the exercise price of all options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares has been granted since 2000. As of March 31, 2006, there were 112,377 restricted shares of common stock outstanding with 596 accumulated dividend equivalent shares.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
Interest paid	$0.4	$0.5
Income taxes paid, net	$7.7	$3.9

NOTE 15. LITIGATION AND RELATED MATTERS

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

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress.

See Note 2 for further discussion of AWI’s Chapter 11 process. AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has four pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of March 31, 2006 and December 31, 2005. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of March 31, 2006 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first three months of 2006.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first three months of 2006. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 31 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions, except share data)

Summary of Financial Position

Liabilities of $26.4 million and $27.3 million at March 31, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes available. Due to the Chapter 11 Filing, $19.4 million of the March 31, 2006 and December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at March 31, 2006 and December 31, 2005.

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

During the first quarter of 2006, a favorable settlement of a patent infringement case totaling $8.6 million was recorded within SG&A. This case, in which we were the plaintiff, related to a previously divested business. We expect to receive the proceeds in the second quarter.

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

NOTE 16. EARNINGS PER SHARE

The diluted loss per share in 2005 is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares.

NOTE 17. SUBSEQUENT EVENT

On April 3, 2006, we purchased certain assets and assumed certain liabilities of Homerwood Inc, a hardwood flooring company. The acquisition was financed from existing cash balances. The investment will expand Armstrong’s Wood Flooring product offerings. The acquisition will be accounted for under the purchase method of accounting in the second quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings, cash flows, and shareholders’ equity for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

April 27, 2006

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2006	2005
Net sales	$876.6	$840.7
Cost of goods sold	692.8	662.5

Gross profit	183.8	178.2
Selling, general and administrative expenses	144.9	170.6
Restructuring charges, net	2.7	8.2
Equity (earnings) from joint venture	(12.0)	(8.1)

Operating income	48.2	7.5
Interest expense (unrecorded contractual interest of $19.1 and $21.5)	1.9	2.2
Other non-operating expense	0.1	—
Other non-operating (income)	(1.2)	(2.2)
Chapter 11 reorganization costs, net	0.5	2.0

Earnings before income taxes	46.9	5.5
Income tax expense	18.9	8.7

Net earnings (loss)	$28.0	$(3.2)

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$492.2	$602.2
Accounts and notes receivable, net	404.3	328.8
Inventories, net	551.4	514.5
Deferred income taxes	15.4	15.4
Income tax receivable	18.2	18.2
Other current assets	82.9	82.2

Total current assets	1,564.4	1,561.3
Property, plant and equipment, less accumulated depreciation and amortization of $1,587.5 and $1,562.0, respectively	1,115.6	1,145.3
Insurance receivable for asbestos-related liabilities, noncurrent	88.8	88.8
Prepaid pension costs	487.0	476.9
Investment in affiliates	77.6	67.4
Goodwill, net	134.3	134.2
Other intangibles, net	65.5	68.1
Deferred income taxes, noncurrent	967.4	967.4
Other noncurrent assets	95.6	96.6

Total assets	$4,596.2	$4,606.0

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term debt	$16.3	$14.6
Current installments of long-term debt	4.9	5.4
Accounts payable and accrued expenses	362.3	392.5
Short term amounts due to affiliates	10.1	10.0
Income tax payable	16.4	10.0
Deferred income taxes	0.8	0.8

Total current liabilities	410.8	433.3
Liabilities subject to compromise	4,868.8	4,869.4
Long-term debt, less current installments	20.9	21.5
Postretirement and postemployment benefit liabilities	259.0	258.9
Pension benefit liabilities	222.6	223.7
Other long-term liabilities	80.6	90.0
Deferred income taxes, noncurrent	22.8	21.2
Minority interest in subsidiaries	7.7	7.9

Total noncurrent liabilities	5,482.4	5,492.6
Shareholder’s equity (deficit):
Common stock, $1 par value per share Authorized 200 million shares; issued 51,878,910 shares	51.9	51.9
Capital in excess of par value	172.6	172.6
Reduction for ESOP loan guarantee	(142.2)	(142.2)
Accumulated deficit	(882.8)	(910.8)
Accumulated other comprehensive income	32.0	37.1
Less common stock in treasury, at cost 2006 and 2005 – 11,393,170 shares	(528.5)	(528.5)

Total shareholder’s (deficit)	(1,297.0)	(1,319.9)

Total liabilities and shareholder’s equity	$4,596.2	$4,606.0

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholder’s Equity

(amounts in millions, except per share amounts)

Unaudited

	2006		2005
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year and March 31	$172.6		$172.6

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(910.8)		$(1,021.9)
Net earnings (loss) for period	28.0	$28.0	(3.2)	$(3.2)

Balance at March 31	$(882.8)		$(1,025.1)

Accumulated other comprehensive income:
Balance at beginning of year	$37.1		$42.8
Foreign currency translation adjustments	0.8		(5.4)
Derivative (loss) gain, net	(6.0)		1.4
Minimum pension liability adjustments	0.1		0.8

Total other comprehensive (loss)	(5.1)	(5.1)	(3.2)	(3.2)

Balance at March 31	$32.0		$39.6

Comprehensive income (loss)		$22.9		$(6.4)

Less treasury stock at cost:
Balance at beginning of year and March 31	$(528.5)		$(528.5)

Total shareholder’s (deficit)	$(1,297.0)		$(1,431.7)

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$28.0	$(3.2)
Adjustments to reconcile net earnings (loss) to net cash (used for) operating activities:
Depreciation and amortization	34.2	36.4
Deferred income taxes	5.4	(1.4)
Equity (earnings) from affiliates, net	(12.0)	(8.4)
Chapter 11 reorganization costs, net	0.5	2.0
Chapter 11 reorganization costs payments	(4.1)	(3.4)
Restructuring charges, net of reversals	2.7	8.2
Restructuring payments	(1.4)	(12.8)
Cash effect of hedging activities	3.3	(5.7)
Increase (decrease) in cash from change in:
Receivables	(74.4)	(38.7)
Inventories	(35.4)	(19.3)
Other current assets	2.2	(5.0)
Other noncurrent assets	(13.4)	(5.5)
Accounts payable and accrued expenses	(26.8)	(43.2)
Income taxes payable	5.8	6.4
Other long-term liabilities	(4.9)	(3.4)
Other, net	0.5	(1.5)

Net cash (used for) operating activities	(89.8)	(98.5)

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(22.6)	(26.9)
Purchase of minority interest	(1.5)	—
Distributions from equity affiliates	6.0	6.0
Investment in affiliates	(4.3)	—
Proceeds from the sale of assets	1.5	1.2

Net cash (used for) investing activities	(20.9)	(19.7)

Cash flows from financing activities:
Increase in short-term debt, net	1.5	7.7
Payments of long-term debt	(1.3)	(1.5)

Net cash provided by financing activities	0.2	6.2

Effect of exchange rate changes on cash and cash equivalents	0.5	(2.3)

Net (decrease) in cash and cash equivalents	(110.0)	(114.3)
Cash and cash equivalents at beginning of year	602.2	515.9

Cash and cash equivalents at end of period	$492.2	$401.6

See accompanying notes to condensed consolidated financial statements beginning on page 37.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 1. BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. Armstrong Holdings, Inc. is a Pennsylvania corporation and the publicly held parent holding company of AWI. Armstrong Holdings, Inc.’s only significant asset and operation is its indirect ownership, through Armstrong Worldwide, Inc. (a Delaware Corporation), of all of the capital stock of AWI. We include separate financial statements for Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries in this report because both companies have public securities that are registered under the Securities Exchange Act of 1934. The differences between the financial statements of Armstrong Holdings, Inc. and its subsidiaries and AWI and its subsidiaries are primarily due to transactions that occurred in 2000 related to the formation of Armstrong Holdings, Inc. and to employee compensation-related stock activity. Due to the lack of material differences in the financial statements, when we refer in this document to Armstrong Holdings, Inc. and its subsidiaries as “AHI,” “Armstrong,” “we,” and “us,” we are also effectively referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

The accounting policies used in preparing these statements are the same as those used in preparing AHI’s consolidated financial statements for the year ended December 31, 2005, which includes the accounts of AHI and its majority-owned subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AHI’s Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Operating results for the first quarter of 2006 and the corresponding period of 2005 included in this report are unaudited.

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income if AHI had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in the first quarter of 2005. See Note 13 for additional information on FAS 123R.

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

(dollar amounts in millions)

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

In connection with the vote of creditors on the POR, AWI was required to prepare a disclosure statement concerning its business and the POR, including certain projected financial information assuming an Effective Date of the POR as July 1, 2003, intended to demonstrate to the Bankruptcy Court the feasibility of the POR and AWI’s ability to continue operations upon its emergence from Chapter 11. On May 30,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

2003, the Bankruptcy Court approved the disclosure statement for distribution to parties in interest in the Chapter 11 Case. The projected financial information included in the disclosure statement was updated in certain respects by information submitted to the Bankruptcy Court in connection with the Bankruptcy Court’s November 2003 hearing on confirmation of the POR. The projected financial information was prepared for the limited purposes of consideration by the Bankruptcy Court, creditors and other parties in interest in the Chapter 11 Case of matters pertinent to the case. As indicated in the disclosure statement, the projected financial information and various estimates of value therein provided should not be regarded as representations or warranties by AWI, AHI or any other person. There is no assurance that any such projection or valuation will be realized. The projected financial information and estimates of value were prepared by AWI and its financial advisors and have not been audited or reviewed by independent accountants. The projections will not be updated on an ongoing basis. At the time they were prepared in 2003, the projections reflected numerous assumptions concerning reorganized Armstrong’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions, which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in a material respect. Actual results have and may vary significantly from those contemplated by the projections.

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

In order for AWI’s plan of reorganization to be confirmed, the U.S. District Court must also issue findings of fact and conclusions of law in support of confirmation of the plan of reorganization, enter or affirm an order confirming the plan of reorganization and issue the “524(g) injunction” (see “Asbestos Personal Injury Trust” below) if it is part of the plan of reorganization. Following procedural delays concerning the status of the prior U.S. District Court judge on AWI’s Chapter 11 Case, the AWI case was assigned to U.S. District Court Judge Eduardo C. Robreno in June 2004. A hearing was held before Judge Robreno on December 15, 2004 to consider the objections to confirmation of the POR. On February 23, 2005, Judge Robreno ruled that the POR could not be confirmed. In the court’s decision, the Judge found that, because the class of unsecured creditors voted to reject the POR, the distribution of warrants to existing equity holders under the POR violated the absolute priority rule.

AWI filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit on March 4, 2005.

Recent Developments and Next Steps in the Chapter 11 Process

On December 29, 2005, the U.S. Court of Appeals affirmed the District Court’s decision to deny confirmation of the POR.

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Historically, workers’ compensation claims against AWI or its subsidiaries have not been significant in number or amount, and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Currently, AWI has four pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

There also is uncertainty as to proceedings, if any, brought in certain foreign jurisdictions with respect to the effect of the 524(g) injunction in precluding the assertion in such jurisdictions of asbestos-related personal injury claims, proceedings related thereto or the enforcement of judgments rendered in such proceedings.

Management believes neither AWI nor its subsidiaries or other affiliates is subject to asbestos-related personal injury claims that would not be channeled to the Asbestos PI Trust under the POR, which would be material in amount to reorganized Armstrong.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Under the POR, unsecured creditors whose claims (other than claims on debt securities) are less than $10 thousand or who elect to reduce their claims to $10 thousand would be treated as “convenience creditors” and would receive payment of 75% of their allowed claim amount in cash (which payments would reduce the amount of Available Cash).

Under the POR, the existing equity interests in AWI (including all of its outstanding shares of common stock) would be cancelled and the holders of such interests will receive no distribution of any material consideration. As discussed above, the POR was modified on February 21, 2006 to delete the provisions for the distribution of warrants to existing equity holders.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

Financing

AWI has a $75.0 million debtor-in-possession (“DIP”) credit facility that is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. As of March 31, 2006, AWI had approximately $43.8 million in letters of credit, which were issued pursuant to the DIP Facility. As of March 31, 2006, AWI had $231.7 million of cash and cash equivalents, excluding cash held by its non-debtor subsidiaries. AWI believes that cash on hand and generated from operations and dividends from its subsidiaries, together with subsidiary lines of credit and the DIP Facility, will be adequate to address its foreseeable liquidity needs. Obligations under the DIP Facility, including reimbursement of draws under the letters of credit, if any, constitute superpriority administrative expense claims in the Chapter 11 Case.

Accounting Impact

AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance is implemented in the accompanying consolidated financial statements.

Pursuant to SOP 90-7, AWI is required to segregate pre-Filing liabilities that are subject to compromise and report them separately on the balance sheet. See Note 4 for detail of the liabilities subject to

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

compromise at March 31, 2006 and December 31, 2005. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of AWI’s pre-Filing debt, now in default, is recorded at face value and is classified within liabilities subject to compromise. Obligations of AWI subsidiaries not covered by the Filing remain classified on the consolidated balance sheet based upon maturity date. AWI’s estimated liability for asbestos-related personal injury claims is also recorded in liabilities subject to compromise. See Note 15 for further discussion of AWI’s asbestos liability.

Additional pre-Filing claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, AWI recorded the following Chapter 11 reorganization activities during the first quarters of 2006 and 2005:

	2006	2005
Professional fees	$5.2	$3.8
Interest income, post-Filing	(4.7)	(1.9)
Other expense directly related to bankruptcy, net	—	0.1

Total Chapter 11 reorganization costs, net	$0.5	$2.0

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

NOTE 3. SEGMENT RESULTS

	Three Months Ended March 31,
Net sales to external customers	2006	2005
Resilient Flooring	$283.8	$284.9
Wood Flooring	205.2	190.1
Textiles and Sports Flooring	64.8	62.9
Building Products	267.9	253.6
Cabinets	54.9	49.2

Total sales to external customers	$876.6	$840.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended March 31,
Segment operating income (loss)	2006	2005
Resilient Flooring	$(3.4)	$(9.6)
Wood Flooring	11.5	8.8
Textiles and Sports Flooring	0.5	(5.9)
Building Products	40.0	35.3
Cabinets	0.2	(5.9)
Unallocated Corporate (expense)	(0.6)	(15.0)

Total consolidated operating income	$48.2	$7.7

	Three Months Ended March 31,
	2006	2005
Segment operating income	$48.2	$7.7
Interest expense	1.9	2.2
Other non-operating expense	0.1	—
Other non-operating income	(1.2)	(2.2)
Chapter 11 reorganization costs, net	0.5	2.0

Earnings before income taxes	$46.9	$5.7

Segment assets	March 31, 2006	December 31, 2005
Resilient Flooring	$704.6	$675.9
Wood Flooring	676.8	646.4
Textiles and Sports Flooring	215.6	196.6
Building Products	635.8	613.2
Cabinets	100.8	99.1

Total segment assets	2,333.6	2,231.2
Assets not assigned to segments	2,262.6	2,374.8

Total consolidated assets	$4,596.2	$4,606.0

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Liabilities subject to compromise at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Debt (at face value)(1)	$1,388.6	$1,388.6
Asbestos-related liability	3,190.6	3,190.6
Prepetition trade payables	58.1	58.1
Prepetition other payables and accrued interest	69.1	69.7
Amounts due to affiliates	4.7	4.7
ESOP loan guarantee	157.7	157.7

Total liabilities subject to compromise	$4,868.8	$4,869.4

(1)	In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.1 million in the first quarter of 2006 and $21.5 million in the first quarter of 2005.

Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

NOTE 5. INVENTORIES

	March 31, 2006	December 31, 2005
Finished goods	$372.6	$339.1
Goods in process	50.9	44.6
Raw materials and supplies	194.7	194.4
Less LIFO and other reserves	(66.8)	(63.6)

Total inventories, net	$551.4	$514.5

NOTE 6. NATURAL GAS HEDGES

We purchase natural gas for use in the manufacture of ceiling tiles and other products and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing short term cost volatility by purchasing natural gas forward contracts, purchased call options, and zero-cash collars. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying products are sold. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The fair value of these cash flow hedges at March 31, 2006 was an $8.0 million asset compared to an $18.7 million asset at December 31, 2005, due to the price of natural gas decreasing during the year.

NOTE 7. EQUITY INVESTMENTS

Investments in affiliates were $77.6 million at March 31, 2006. The balance increase of $10.2 million since December 31, 2005 primarily reflects our 50% investment in the net undistributed earnings in our WAVE joint venture. Also, during the first quarter of 2006, in conjunction with a flooring manufacturer with existing operations in China, we invested $4.3 million to acquire a 50% share in a hardwood flooring manufacturing facility under construction.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Condensed income statement data for WAVE, our joint venture accounted for under the equity method of accounting, is summarized below:

	Three Months Ended March 31,
	2006	2005
Net sales	$79.0	$72.6
Gross profit	29.0	20.7
Net earnings	24.0	16.1

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of January 1, 2006, we had goodwill of $134.2 million. Goodwill is required to be tested for impairment at least annually. We perform our annual assessment in the fourth quarter.

The following table represents the change in goodwill for the first three months of 2006.

Goodwill by segment	January 1, 2006	Adjustments, net(1)	Impairments	March 31, 2006
Wood Flooring	$108.2	—	—	$108.2
Building Products	13.4	$0.1	—	13.5
Cabinets	12.6	—	—	12.6

Total consolidated goodwill	$134.2	$0.1	—	$134.3

(1)	Consists of the effects of foreign exchange.

The following table details amounts related to AHI’s intangible assets as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Computer software	$103.7	$70.8	$102.1	$66.7
Land use rights and other	4.5	1.2	4.5	1.1

Total	$108.2	$72.0	$106.6	$67.8

Unamortized intangible assets
Trademarks and brand names	$29.3		$29.3

Other intangible assets, gross	$137.5		$135.9

Aggregate Amortization Expense
For the three months ended March 31, 2006	$4.2
For the three months ended March 31, 2005	$4.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. RESTRUCTURING AND OTHER ACTIONS

Net restructuring charges of $2.7 million and $8.2 million were recorded in the first quarters of 2006 and 2005, respectively. These charges are summarized in the following table:

	Net Charge/(Reversal) Three Months Ended March 31,
Action Title	2006	2005	Segment
Lancaster Plant	$2.3	$6.8	Resilient Flooring
Hoogezand	0.4	1.0	Building Products
North America SG&A	—	(0.1)	Resilient Flooring
Morristown	—	0.2	Cabinets
Searcy	—	0.1	Wood Flooring
Oss	—	0.2	Textiles & Sports Flooring

Total	$2.7	$8.2

Lancaster Plant: These charges related to the fourth quarter 2004 decision to cease commercial flooring production at Lancaster in 2006. Commercial flooring production requirements are being serviced primarily by our other facilities around the world. Of the $2.3 million and $6.8 million charges in 2006 and 2005, $2.2 million and $6.2 million, respectively, are non-cash charges related to termination benefits to be paid through the U.S. pension plan. The other $0.1 million in 2006 and $0.6 million in 2005 are comprised of severance and related costs. We have incurred $19.6 million of severance and pension related restructuring charges to-date. We expect to incur approximately $11 million of restructuring charges for severances and pension benefits in the remainder of 2006, in addition to $0.1 million of accelerated depreciation and approximately $5 million of other related costs, both in cost of good sold, and approximately $6 million in SG&A. Further, we expect to realize a gain of approximately $15 million in the second quarter of 2006 from the sale of a warehouse which became available as a result of this initiative. Additionally, we recorded $0.2 million and $2.1 million of accelerated depreciation in 2006 and 2005, respectively, in cost of goods sold. We also recorded $5.7 million and $0.3 million of other related costs in 2006 and 2005, respectively, in cost of goods sold and $1.0 million in SG&A in 2006.

Hoogezand: These charges are related to the first quarter 2004 decision to close the manufacturing facility and are comprised of severance and related costs. Closure of the plant was completed in the first quarter of 2005. The production was transferred to another Building Products location in Münster, Germany and resulted in a net reduction of approximately 72 positions. We have incurred restructuring charges of $17.6 million to-date, and expect to incur an additional $0.2 million in the remainder of 2006. Additionally, we recorded $0.5 million of accelerated depreciation and $0.1 million of other related costs in cost of goods sold in the first quarter of 2005.

North America SG&A: The net reversal of $0.1 million in 2005 comprised certain severance accruals that were no longer necessary in the remaining accruals recorded in 2004 for severance and related costs due to a restructuring of the sales force and management structure in North America in response to changing market conditions. This initiative was announced in the fourth quarter of 2004 and was completed in the second quarter of 2005. We incurred project-to-date restructuring charges of $5.2 million and do not expect to incur any additional charges.

Morristown: The charge related to the fourth quarter 2004 decision to close a plant in Tennessee in the first quarter of 2005. Manufacturing was consolidated at two existing plants in the United States. We incurred project-to-date restructuring charges of $0.4 million of severance related charges and $0.4 million of related shutdown costs and do not expect to incur additional costs. Additionally, we recorded $0.1 million of accelerated depreciation and $0.8 million of other related costs in 2005, both in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Searcy: The charge related to the fourth quarter 2004 decision to cease production at a solid hardwood flooring location in Arkansas in the first quarter of 2005 and was comprised of estimated severance benefits and related costs. We continue to manufacture solid wood flooring at other plants across the United States. We incurred $0.9 million of restructuring charges for the project-to-date and do not expect to incur any additional charges.

Oss: The charge was recorded to reflect shutdown costs related to a plant closure in The Netherlands. The related severance charges were recorded during the third quarter of 2003 when the plant closure was announced. We continue to manufacture carpet at other plants across Europe. We incurred $4.9 million of restructuring charges to-date and do not expect to incur any additional costs in the future.

The following table summarizes activity in the restructuring accruals for the first three months of 2006 and 2005.

	Beginning Balance	Cash Payments	Net Charges	Other	Ending Balance
2006	$8.8	$(1.4)	$0.5	$—	$7.9
2005	24.8	(12.8)	2.0	(0.4)	13.6

The amount in “other” for 2005 is related to the effects of foreign currency translation.

Of the March 31, 2006 and 2005 ending balances, $1.3 million is reported in liabilities subject to compromise.

Substantially all of the remaining balance of the restructuring accrual as of March 31, 2006 relates to a noncancelable operating lease, which extends through 2017, and severance for terminated employees with extended payouts, the majority of which will be paid in 2006.

NOTE 10. INCOME TAX EXPENSE

	Three months ended March 31,
	2006	2005
Earnings before income taxes	$46.9	$5.7
Income tax expense	$18.9	$8.7

In the first quarter of 2006, income tax expense of $18.9 million resulted in an effective tax rate of 40.3% based on pre-tax income of $46.9 million.

Tax expense of $8.7 million recorded in the first three months of 2005 represents the estimated effective tax rate for 2005 applied against year-to-date taxable income of $5.7 million, taking into consideration the matters described below. The resulting three-month tax rate of 152.6% is higher than the statutory US Federal and state rate primarily because of $13.8 million in foreign losses incurred in the quarter for which no tax benefit can be recognized, as we have provided valuation allowances on the losses in these foreign jurisdictions. The tax rate also increased due to certain adjustments of tax reserves related to Canadian withholding taxes, a German tax audit item, state tax reserve needs, and additional valuation allowances placed on state net operating losses.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. PENSIONS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
	2006	2005
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$4.5	$6.2
Interest cost on projected benefit obligation	23.2	24.0
Expected return on plan assets	(40.5)	(39.5)
Amortization of prior service cost	2.2	4.1
Recognized net actuarial loss	0.4	0.4

Net periodic pension (credit)	$(10.2)	$(4.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned	$0.6	$0.7
Interest cost on projected benefit obligation	5.0	5.1
Amortization of prior service benefit	(1.6)	(1.4)
Recognized net actuarial loss	3.1	3.0

Net periodic postretirement benefit cost	$7.1	$7.4

Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned	$2.6	$2.6
Interest cost on projected benefit obligation	5.1	5.7
Expected return on plan assets	(3.8)	(4.1)
Amortization of prior service cost	0.2	—
Recognized net actuarial loss	0.7	0.5

Net periodic pension cost	$4.8	$4.7

NOTE 12. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 25 years and provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2006 and 2005:

	2006	2005
Balance at January 1	$21.1	$22.6
Reductions for payments	(8.0)	(8.5)
Current year warranty accruals	8.8	8.7
Preexisting warranty accrual changes	(0.3)	(0.1)
Effects of foreign exchange translation	0.1	(0.4)

Balance at March 31	$21.7	$22.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 13. SHARE-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation.

We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options are fully vested.

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

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant. There have been no stock options granted since 2001.

Changes in option shares outstanding (thousands except for share price and life)	Option Shares	Weighted-average exercise price	Weighted- average remaining contractual life
Option shares outstanding at January 1, 2006	1,987.3	$27.97
Options granted	—	—
Option shares exercised	—	—
Options cancelled	(189.8)	59.87

Option shares outstanding at March 31, 2006	1,797.5	$24.60	3.76
Option shares exercisable at March 31, 2006	1,797.5	$24.60	3.76
Shares available for grant	5,005.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The intrinsic value of the shares outstanding and exercisable at March 31, 2006 was $0, as the exercise price of all options exceeded the market price of the stock on that date.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares has been granted since 2000. As of March 31, 2006, there were 112,377 restricted shares of common stock outstanding with 596 accumulated dividend equivalent shares.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
Interest paid	$0.4	$0.5
Income taxes paid, net	$7.7	$3.9

NOTE 15. LITIGATION AND RELATED MATTERS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

At a status conference before Judge Robreno on February 3, 2006, AWI and the court-authorized representatives of AWI’s creditors and claimants advised the Court that they had agreed on a proposed schedule for a confirmation hearing on a modified POR which would eliminate the provisions regarding distribution of warrants to existing AHI equity holders. AWI filed the modified POR with the Court on February 21, 2006. Under the modified POR, existing AHI equity holders would receive no material distribution and their equity interests would be cancelled. Following the conference, Judge Robreno signed an order that established such a schedule for a U.S. District Court confirmation hearing on the modified POR. The schedule calls for the confirmation hearing to commence on May 23, 2006. At that hearing, the Court will hear testimony and review other evidence relating to the Unsecured Creditors Committee’s objection that the modified POR unfairly discriminates against the unsecured creditors, based on the size of the present and future asbestos liability implied by the modified POR.

AWI is also monitoring a proposed asbestos claims litigation reform bill in Congress.

See Note 2 for further discussion of AWI’s Chapter 11 process. AWI is unable to predict whether the modified POR will be confirmed or when AWI would emerge from Chapter 11.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

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

In addition, workers’ compensation claims brought against AWI or its subsidiaries or other affiliates would not be channeled to the Asbestos PI Trust and would remain subject to the workers’ compensation process. Historically, workers’ compensation claims against AWI and its subsidiaries have not been significant in number or amount and AWI has continued to honor its obligations with respect to such claims during the Chapter 11 Case. Workers’ compensation law provides that the employer is responsible for evaluation, medical treatment and lost wages as a result of a job-related injury. Currently, AWI has four pending workers’ compensation claims, and its UK subsidiary has seven employer liability claims involving alleged asbestos exposure.

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

Asbestos-Related Liability

Based upon events through early March 2003, specifically the parties’ agreement on the basic terms of the POR’s treatment of AWI’s asbestos-related liabilities, management concluded that it could reasonably

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

estimate its probable liability for AWI’s current and future asbestos-related personal injury claims. Accordingly, in the fourth quarter of 2002, AWI recorded a $2.5 billion charge to increase the balance sheet liability. The recorded asbestos-related liability for personal injury claims of approximately $3.2 billion at March 31, 2006 and December 31, 2005, which was treated as subject to compromise, represents the estimated amount of liability that is implied based upon the negotiated resolution reflected in the POR, the total consideration expected to be paid to the Asbestos PI Trust pursuant to the POR and an assumption for this purpose that the recovery value percentage for the allowed claims of the Asbestos PI Trust is equal to the estimated recovery value percentage for the allowed non-asbestos unsecured claims.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Insurance Asset

An insurance asset in respect of asbestos claims in the amount of $98.6 million was recorded as of March 31, 2006 and December 31, 2005. The total amount recorded reflects AWI’s belief that insurance proceeds will be recovered in this amount, based upon AWI’s success in insurance recoveries, settlement agreements that provide such coverage, the nonproducts recoveries by other companies and the opinion of outside counsel. Such insurance, in our opinion, is either available through settlement or probable of recovery through negotiation or litigation. Depending on further progress of the ADR, activities such as settlement discussions with insurance carriers party to the ADR and those not party to the ADR, the final determination of coverage shared with ACandS (the former AWI insulation contracting subsidiary that was sold in August 1969 and which filed for relief under Chapter 11 of the Bankruptcy Code in September 2002) and the financial condition of the insurers, AWI may revise its estimate of probable insurance recoveries. Approximately $79 million of the $98.6 million asset is determined from agreed coverage in place. Of the $98.6 million, $9.8 million has been recorded as a current asset as of March 31, 2006 reflecting management’s estimate of the minimum insurance payments to be received in the next 12 months.

Many uncertainties remain in the insurance recovery process; therefore, AWI did not increase the estimated insurance recovery asset in the first three months of 2006.

Cash Flow Impact

As a result of the Chapter 11 Filing, AWI has not made any payments for asbestos-related personal injury claims since the fourth quarter of 2000. Additionally, AWI did not receive any asbestos-related insurance recoveries during 2005 or during the first three months of 2006. During the pendency of the Chapter 11 Case, AWI does not expect to make any further cash payments for asbestos-related claims, but AWI expects to continue to receive insurance proceeds under the terms of various settlement agreements. Management estimates that the timing of future cash recoveries of the recorded asset may extend beyond 10 years.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters Act, became effective in November, 2004, and requires compliance by September 13, 2007. While we are finalizing our review of this regulation, adoption of this regulation is not expected to have a material impact on our consolidated results of operations or financial condition.

Environmental Remediation

Summary

We are involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at 31 sites. In most cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site and which, in some cases, have agreed to jointly fund that required investigation and remediation. With regard to some sites, however, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

(dollar amounts in millions)

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

Summary of Financial Position

Liabilities of $26.4 million and $27.3 million at March 31, 2006 and December 31, 2005, respectively were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect additional information as it becomes

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

available. Due to the Chapter 11 Filing, $19.4 million of the March 31, 2006 and December 31, 2005 environmental liabilities are classified as prepetition liabilities subject to compromise. As a general rule, the Chapter 11 process does not preserve company assets for such prepetition liabilities.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. Such recoveries, where probable, have been recorded as an asset in the consolidated financial statements and are either available through settlement or anticipated to be recovered through negotiation or litigation. The amount of the recorded asset for estimated recoveries was $2.3 million at March 31, 2006 and December 31, 2005.

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

During the first quarter of 2006, a favorable settlement of a patent infringement case totaling $8.6 million was recorded within SG&A. This case, in which we were the plaintiff, related to a previously divested business. We expect to receive the proceeds in the second quarter.

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

NOTE 16. SUBSEQUENT EVENT

On April 3, 2006, we purchased certain assets and assumed certain liabilities of Homerwood Inc, a hardwood flooring company. The acquisition was financed from existing cash balances. The investment will expand Armstrong’s Wood Flooring product offerings. The acquisition will be accounted for under the purchase method of accounting in the second quarter of 2006.

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

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold primarily in North America through wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by WAVE are sold by both Armstrong and our WAVE joint venture.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We also report an Unallocated Corporate segment, which includes assets and expenses that have not been allocated to the business units.

See Note 3 of the Condensed Consolidated Financial Statements for additional financial information on our reportable segments.

Financial highlights for the first quarter:

	Three Months Ended March 31		Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates
	2006	2005
Total Consolidated Net Sales	$876.6	$840.7	4.3%	6.8%
Operating Income	$48.2	$7.7	Favorable	Favorable
Net decrease in cash and cash equivalents	$(110.0)	$(114.3)	3.8%	3.0%

In the first quarter of 2006, all segments delivered year-over-year growth in both sales and earnings, excluding the translation effect of changes in foreign exchange rates.

•	Resilient Flooring’s operating loss declined as the benefits of cost reduction efforts more than offset inflationary cost pressures.

•	Wood Flooring grew operating income significantly as volume growth and production efficiencies more than offset price declines.

•	Textiles and Sports Flooring sales and operating income improved on strong growth in carpet products and moderate increases in sports flooring.

•	Building Products sustained sales and earnings growth trends.

•	Cabinets grew sales and reversed the prior year’s significant operating loss to deliver modest operating income.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales opportunity is in the North American and European markets. During the first quarter of 2006, these markets experienced the following:

•	In the U.S. residential market, housing construction continued to expand with approximately 1.76 million single-family housing units completed (at seasonally adjusted and annualized rates) in the first quarter of 2006 compared to approximately 1.58 million units in the same period of 2005, an increase of nearly 12%. Total U.S. housing starts in the first quarter of 2006 rose 2% over the same period of 2005. However, sales of existing homes declined nearly 3% year-over-year, with approximately 6.7 million homes sold in January and February 2006 (at seasonally adjusted and annualized rates) compared to approximately 6.9 million in the same months of 2005.

U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) have been accelerating, rising nearly 18% in the first quarter of 2006 over sales levels in the first quarter of 2005, according to figures from the U.S. Census Bureau.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

This growth has been partially due to the strong sales of existing homes last year, after allowing for the usual lag for renovation-related expenditures. Improving employment conditions have also supported retail sales growth.

•	The North American commercial market strengthened across all segments in the first quarter of 2006, with renovation improving in the office and education segments, and construction completions in the office, healthcare, retail and education segments increasing between 8% and 10% compared to the first quarter of 2005. Industry statistics indicate that commercial starts will improve in 2006, with improvements anticipated in office, education and health care, while the retail segment will decline slightly. Office vacancy rates improved significantly in the first quarter, reaching a five year low, which could also positively impact the renovation segment of this market.

•	In Europe, markets in Western European countries remained soft, while Eastern European markets continued to grow strongly.

•	Growth continued across nearly all Pacific Rim markets.

Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first quarter of 2006, we experienced no significant quality or customer service issues.

Pricing Initiatives. During 2006 and 2005, we modified prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first quarter of 2006 compared to the first quarter of 2005. The most significant of these pricing actions were:

•	In Resilient Flooring, we announced price increases effective in the fourth quarter of 2005. We also made price concessions for certain products and geographical regions to respond to competitive conditions.

•	In Wood Flooring, price changes are implemented in response to competitive conditions. During the year 2005, we decreased selling prices on solid wood products.

•	In Building Products, we announced price increases in the first quarter of 2006 in response to inflationary cost pressures.

•	In Cabinets, we implemented a January 2006 price increase.

In certain cases, price increases realized were less than the announced price increases because of our response to competitive actions and changing market conditions.

The pricing actions described above increased consolidated net sales in the first quarter of 2006 by approximately $5 million, when compared to the first quarter of 2005.

Impact From Major Customers’ Decisions. Lowe’s Companies, Inc. (“Lowe’s”), one of our largest customers, advised us in 2004 that they would reduce the number of laminate flooring products they purchase from us starting in the first quarter of 2005. We currently estimate that the Lowe’s decision will incrementally reduce 2006 sales by approximately $20 million.

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

Our largest individual raw material expenditures are for lumber and veneers, PVC resins, backings for various flooring products and plasticizers. Fluctuations in the prices of these raw materials are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2006, we experienced the following:

•	PVC is a widely used, oil-based raw material. We experience cost pressures on PVC when energy prices increase and when industrial demand for the material increases. Our cost to acquire PVC resin and plasticizers prices increased by approximately $4 million in the first quarter of 2006 compared to 2005, and we anticipate continued year-on-year increases over the remainder of 2006.

We incurred approximately $7 million of additional net costs for natural gas in the first quarter of 2006 compared to the first quarter of 2005 due to price increases, and expect year-on-year increases to continue.

Cost Reduction Initiatives. During 2004, we implemented several significant manufacturing and organizational programs to improve our cost structure and enhance our competitive position. We did not initiate any additional manufacturing or organizational programs in 2005 or the first quarter of 2006 but did incur costs in the first quarters of 2006 and 2005 related to previously announced cost reduction initiatives. The major 2004 programs were:

•	We ceased production of certain products at our Resilient Flooring manufacturing plant in Lancaster, Pennsylvania, transferring production to other Resilient Flooring plants.

•	We announced that we would cease production at our Building Products plant in The Netherlands. Acceptance of the closure proposal was received from the local works council in the fourth quarter of 2004. The plant ceased production in the first quarter of 2005, and production was transferred to another Building Products location.

•	We ceased production at our Cabinets manufacturing plant in Morristown, Tennessee, transferring production to other Cabinets plants.

•	We restructured the sales force and management structure in our North America flooring organization.

•	We announced that we would cease production at our Wood Flooring manufacturing plant in Searcy, Arkansas. Production ended in the first quarter of 2005, and was transferred to other Wood Flooring plants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We incurred the following expenses in the first quarter of 2006 due to implementing these initiatives:

	Cost of Goods Sold	SG&A Expense	Restructuring Charges	Total Expenses
Resilient Flooring	$5.9	$1.0	$2.3	$9.2
Wood Flooring	—	—	—	—
Textiles & Sports Flooring	—	—	—	—
Building Products	—	—	0.4	0.4
Cabinets	—	—	—	—

Total Consolidated	$5.9	$1.0	$2.7	$9.6

Cost of goods sold includes $0.2 million of accelerated depreciation and $5.7 million of other related costs.

We incurred the following expenses in the first quarter of 2005 due to implementing these initiatives:

	Cost of Goods Sold	Restructuring Charges	Total Expenses
Resilient Flooring	$2.4	$6.7	$9.1
Wood Flooring	—	0.1	0.1
Textiles & Sports Flooring	—	0.2	0.2
Building Products	0.6	1.0	1.6
Cabinets	0.9	0.2	1.1

Total Consolidated	$3.9	$8.2	$12.1

Cost of goods sold includes $2.7 million of accelerated depreciation and $1.2 million of other related costs.

See Note 9 of the Condensed Consolidated Financial Statements for more information on restructuring charges.

On-going Cost Reduction. In addition to significant cost reduction programs we have an ongoing focus on continuously improving our cost structure.

Employee Benefits. We recorded a pre-tax charge of $16.9 million in the fourth quarter of 2005 in cost of goods sold ($11.4 million) and SG&A ($5.5 million), related to changes made to the U.S. defined benefit pension plan. The changes are considered a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The changes are expected to reduce Armstrong’s annual retirement-related expenses by approximately $13 million in 2006 and $15 million in 2007, based on pension assumptions for 2006.

Factors Affecting Cash Flow

Historically, excluding the cash demands for asbestos-related claims in 2000 and prior years, we typically generate negative cash flow from our operating activities in the first quarter, but generate positive cash flow from operating activities on an annual basis. The amount of cash generated in any one period is dependent on a number of factors, including the amount of operating profit generated and the amount of working capital (such as inventory, receivables and payables) required to operate our businesses. To maintain and enhance our operating efficiencies, we typically invest in property, plant & equipment (“PP&E”) and computer software.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

During the first quarter of 2006, our cash and cash equivalents balance decreased by $110.0 million, compared to a decrease of $114.3 million during the same period of 2005. The favorable change was due primarily to less cash used by operations and lower capital expenditures in 2006. See Financial Condition and Liquidity for further discussion.

Employee Relations

As of March 31, 2006, we had approximately 14,600 full-time and part-time employees worldwide, compared to approximately 14,900 employees as of December 31, 2005. The decline reflects headcount reductions associated with cost reduction initiatives in Resilient Flooring. As of the date of this filing, no employees are working under an expired contract.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made.

2006 COMPARED TO 2005

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Net Sales:
Americas	$645.4	$600.6	7.5%	7.1%
Europe	203.9	214.7	(5.0)%	5.4%
Pacific Rim	27.3	25.4	7.5%	9.6%

Total Consolidated Net Sales	$876.6	$840.7	4.3%	6.8%
Operating Income	$48.2	$7.7	Favorable	Favorable

(1)	Excludes unfavorable foreign exchange rate effect in translation of $19.7 million on net sales and $1.0 million on operating income.

Net sales in the Americas increased in the first quarter on growth in every segment, with particular strength in Building Products and Wood Flooring sales.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased in all segments, with particular strength in the Textiles and Sports Flooring segment.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased in both the Resilient Flooring and the Building Products segments.

Cost of goods sold in the first quarter of 2006 was 79.0% of net sales, compared to 78.8% in the same period of 2005. The percentage increase was primarily due to higher spend on cost reduction initiatives and increased costs for raw materials and energy. These factors were mostly offset by improved productivity and a higher U.S. pension credit.

SG&A expense in the first quarter of 2006 was $144.9 million (16.5% of net sales), compared to $170.4 million (20.3% of net sales) for the first quarter of 2005. Excluding the translation effect of changes in foreign exchange rates of $5.8 million, SG&A expenses were $19.7 million lower than the 2005 SG&A expenses. The decrease was the result of cost reduction initiatives, a higher U.S. pension credit and a favorable $8.6 million settlement of a patent infringement case.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

We recorded a net restructuring charge of $2.7 million in the first quarter of 2006 compared to $8.2 million in the first quarter of 2005. See Note 9 of the Condensed Consolidated Financial Statements for a description of the restructuring actions.

Equity earnings from our WAVE joint venture were $12.0 million in the first quarter of 2006 compared to $8.1 for the first quarter of 2005. The growth in earnings was due to volume growth and margin expansion related to declining steel costs.

Operating income of $48.2 million in the first quarter of 2006 compared to operating income of $7.7 million in the first quarter of 2005.

Interest expense was $1.9 million in the first quarter of 2006, compared to $2.2 million in the first quarter of 2005. In accordance with SOP 90-7, we did not record contractual interest expense on prepetition debt after the Chapter 11 filing date. This unrecorded interest expense was $19.1 million in the first quarter of 2006 and $21.5 million in the first quarter of 2005. Unrecorded interest expense reflects the amount of interest expense we would have incurred under the original maturities of prepetition debt.

Chapter 11 reorganization costs, net, in the first quarter of 2006 were $0.5 million, compared to $2.0 million in the first quarter of 2005. The decrease is primarily due to increased interest income resulting from both larger cash balances and higher interest rates. This more than offset higher professional fees.

In the first quarter of 2006, income tax expense of $18.9 million compared to $8.7 million in 2005. The effective tax rate for the first quarter was 40.3% in 2006 based on pre-tax income of $46.9 million and 152.6% in 2005 based on pre-tax income of $5.7 million. The effective tax rate improvement relates primarily to a $7.6 million reduction in foreign losses for which no tax benefit can be recognized and the effect of the increased earnings in 2006 relative to other comparable tax versus book differences.

Net earnings of $28.0 million for the first quarter of 2006 compared to net loss of $3.0 million for the first quarter for 2005.

REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Three Months Ended March 31,		Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Net Sales:
Americas	$213.7	$211.6	1.0%	0.5%
Europe	58.0	62.7	(7.5)%	2.8%
Pacific Rim	12.1	10.6	14.2%	17.5%

Total Segment Net Sales	$283.8	$284.9	(0.4)%	1.6%
Operating (Loss)	$(3.4)	$(9.6)	64.6%	60.9%

(1)	Excludes unfavorable foreign exchange rate effect in translation of $5.5 million on net sales and favorable foreign exchange rate effect of $0.9 million on operating income.

Net sales in the Americas grew $2.1 million as increased sales of commercial vinyl and laminate products offset declines in residential vinyl products.

Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets increased $1.6 million with favorable price and product mix offsetting modest volume declines.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim were $1.8 million higher on higher volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

An operating loss of $3.4 million in the first quarter of 2006 was $6.2 million better than first quarter of 2005. The improvement is primarily attributable to benefits from previously implemented cost reduction efforts that more than offset raw material cost inflation.

Wood Flooring

	Three months ended March 31,		Change is Favorable
	2006	2005
Total Segment Net Sales(1)	$205.2	$190.1	7.9%
Operating Income	$11.5	$8.8	30.7%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.

Net sales for the first quarter increased by $15.1 million on double-digit volume growth in both engineered and solid wood floors, which was partially offset by price declines.

Operating income increased by $2.7 million due primarily to the increased sales volume and production efficiencies, which more than offset price declines.

Textiles and Sports Flooring (“TSF”)

	Three months ended March 31,		Change is Favorable
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Total Segment Net Sales	$64.8	$62.9	3.0%	14.3%
Operating Income/(Loss)	$0.5	$(5.9)	Favorable	Favorable

(1)	Excludes unfavorable foreign exchange rate effect in translation of $6.2 million on net sales and $0.6 million on operating income.

Excluding the translation effects of changes in foreign exchange rates, net sales improved $8.1 million due to higher volume in broadloom carpet, carpet tiles and sports flooring, combined with improved product mix.

Operating income in the first quarter of 2006 of $0.5 million was a $6.4 million improvement compared to 2005, primarily due to the increased sales. Lower SG&A expenses also contributed to the positive change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Building Products

	Three months ended March 31,		Change is Favorable/(Unfavorable)
			As Reported	Excluding Effects of Foreign Exchange Rates(1)
	2006	2005
Net Sales:
Americas	$171.6	$149.7	14.6%	13.9%
Europe	81.1	89.1	(9.0)%	0.9%
Pacific Rim	15.2	14.8	2.7%	4.1%

Total Segment Net Sales	$267.9	$253.6	5.6%	9.1%
Operating Income	$40.0	$35.3	13.3%	15.3%

(1)	Excludes unfavorable foreign exchange rate effect in translation of $8.0 million on net sales and $0.6 million on operating income.

Net sales in the Americas improved $21.9 million. The growth was driven by price increases made to offset inflationary pressures, and by increased volume in the strong U.S. Commercial markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in Europe grew slightly as increased sales of metal ceilings offset volume declines in mineral fiber ceilings across weak Western European markets.

Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim increased due to strong sales growth in China and Australia.

Operating income increased $4.7 million on volume growth and increased equity earnings in WAVE. Price realization essentially offset inflationary pressure from raw materials, energy and freight.

Cabinets

	Three months ended March 31,		Change is Favorable
	2006	2005
Total Segment Net Sales(1)	$54.9	$49.2	11.6%
Operating Income/(Loss)	$0.2	$(5.9)	Favorable

(1)	All Cabinets products are sold in the Americas, primarily in the U.S.

Net sales in the first quarter grew on higher selling prices and improved product mix, primarily related to new product introductions.

The sales growth was the primary driver of improved profitability with modest operating income of $0.2 million compared to the prior year’s operating loss. In addition, the 2005 operating loss included higher SG&A expense and costs related to the shutdown of the Morristown, Tennessee manufacturing plant which were not repeated in 2006.

Unallocated Corporate

Unallocated corporate expense of $0.6 million in the first quarter of 2006 decreased from $15.0 million in 2005, primarily due to the $8.6 million settlement of a patent infringement case and a $5.2 million increased pension credit, which related to plan changes and favorable asset performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance decreased by $110.0 million in the first quarter of 2006, compared to a $114.3 million decrease in the first quarter of 2005.

Operating activities in the first quarter of 2006 used $89.8 million of net cash, compared to $98.5 million used in the same period of 2005. The $8.7 million decreased use of cash was primarily due to higher net earnings and lower restructuring payments, partially offset by a larger increase in net receivables primarily due to increased sales.

Net cash used for investing activities was $20.9 million in the first quarter of 2006, compared to $19.7 million in 2005.

Net cash of $0.2 million was provided by our financing activities in the first quarter of 2006, compared to $6.2 million provided in the same period of 2005. The year-to-year change was due to reduced short-term borrowing by certain subsidiaries that are not participating in our Chapter 11 Case.

Balance Sheet and Liquidity

Changes in significant balance sheet accounts and groups of accounts from December 31, 2005 to March 31, 2006 are as follows:

	March 31, 2006	December 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$492.2	$602.2	$(110.0)
Current assets, excluding cash and cash equivalents	1,072.2	959.1	113.1

Current assets	$1,564.4	$1,561.3	$3.1

The decrease in cash and cash equivalents was described above (see “Cash Flow”). The increase in current assets, excluding cash and cash equivalents, was primarily due to an increase in receivables due to higher sales in March 2006 compared to December 2005 for all reportable segments.

	March 31, 2006	December 31, 2005	(Decrease)
Property, plant and equipment, net	$1,115.6	$1,145.3	$(29.7)

The decrease was primarily due to scheduled depreciation of $29.8 million and a reclassification of $16.0 million to Assets Held for Sale, which is reported within “Other Current Assets,” partially offset by capital expenditures of $21.0 million.

DIP Facility

AWI has a $75 million debtor-in-possession credit facility that currently is limited to issuances of letters of credit. This facility is scheduled to mature on December 8, 2006. Obligations to reimburse drawings under the letters of credit constitute a super-priority administrative expense claim in the Chapter 11 Case. There were no outstanding borrowings under the DIP Credit Facility as of March 31, 2006 or December 31, 2005 but, as of these dates, AWI had $43.8 million and $43.3 million, respectively, in letters of credit outstanding that were issued pursuant to the DIP Credit Facility. The DIP Credit Facility also contains several covenants including, among other things, limits on asset sales and capital expenditures and a required ratio of debt to cash flow. We are in compliance with all of the DIP Facility covenants. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

covenants have not impaired our operating ability. In connection with implementation of a plan of reorganization, we expect to replace this facility with a new facility that would provide reorganized Armstrong with greater borrowing capacity and which will have debt covenants yet to be negotiated. In the event a plan of reorganization has not been implemented prior to December 8, 2006, we will pursue another extension of the DIP Facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs, if required. For certain international operations that are not participating in our Chapter 11 Case, we had lines of credit of $45.5 million at March 31, 2006, of which $20.0 million was used and $25.5 million was available. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our operations. Additionally, we have letter of credit issuance capabilities under the DIP Facility (described above). We believe that cash on hand and generated from operations, together with lines of credit and the DIP Facility, will be adequate to address our foreseeable liquidity needs in the normal course of business operations and for scheduled non-filer debt obligations. Cash and liquidity needs will change significantly at the time of emergence, the timing of which remains uncertain (see Note 2 of the Condensed Consolidated Financial Statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in AHI’s 2005 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 4 for our “Risk Factors” discussion. There have been no material changes in the risk factors provided in Part I, Item 1A. of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Certain Exhibits to Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware are incorporated by reference from the Current Report filed on Form 8-K on September 8, 2003.

No. 2.2	Armstrong World Industries, Inc.’s Disclosure Statement submitted to the U.S. District Court for the District of Delaware is incorporated by reference from the Current Report filed on Form 8-K on May 23, 2003.

No. 2.3	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization submitted to the U.S. District Court for the District of Delaware on May 23, 2003, and as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004, and February 21, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, effective May 1, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 000-50408)

No. 3.3	Armstrong World Industries, Inc.’s Restated Articles of Incorporation, as amended, are incorporated by reference from the 1994 Annual Report on Form 10-K wherein they appear as Exhibit 3(b). (SEC File No. 1-2116)

No. 3.4	Armstrong World Industries, Inc.’s Bylaws as amended November 9, 2000 are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 3(d). (SEC File No. 1-2116)

No. 4.1	Armstrong Holdings, Inc.’s Shareholder Summary of Rights to Purchase Preferred Stock as amended and restated as of February 20, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 4.1.

No. 4.2	Armstrong World Industries, Inc.’s Retirement Savings and Stock Ownership Plan effective as of October 1, 1996, as amended April 12, 2001 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, wherein it appeared as Exhibit 4. * (SEC File No. 1-2116)

No. 4.3	Armstrong World Industries, Inc.’s $450,000,000 Credit Agreement (5-year) dated as of October 29, 1998, among Armstrong World Industries, Inc., The Chase Manhattan Bank, as administrative agent, and the banks listed therein, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(f). (SEC File No. 1-2116)

No. 4.4	Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s registration statement on Form S-3/A dated August 14, 1996, wherein it appeared as Exhibit 4.1. (SEC File No. 1-2116)

No. 4.5	Instrument of Resignation, Appointment and Acceptance dated as of December 1, 2000 among Armstrong World Industries, Inc., The Chase Manhattan Bank and Wells Fargo Bank Minnesota, National Association, regarding Armstrong World Industries, Inc.’s Indenture, dated as of August 6, 1996, between Armstrong World Industries, Inc. and The Chase Manhattan Bank, formerly known as Chemical Bank, as successor to Mellon Bank, N.A., as Trustee, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(e). (SEC File No. 1-2116)

No. 4.6	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $200,000,000 of 6.35% Senior Notes Due 2003 and $150,000,000 of 6 1/2% Senior Notes Due 2005, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(h). (SEC File No. 1-2116)

No. 4.7	Copy of portions of Armstrong World Industries, Inc.’s Board of Directors’ Pricing Committee’s resolutions establishing the terms and conditions of $180,000,000 of 7.45% Senior Quarterly Interest Bonds Due 2038, is incorporated by reference from the 1998 Annual Report on Form 10-K, wherein it appeared as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.8	Note Purchase Agreement dated June 19, 1989 for 8.43% Series A Guaranteed Serial ESOP Notes due 1989 –2001 and 9.00% Series B Guaranteed Serial ESOP Notes due 2000-2004 for the Armstrong World Industries, Inc. Employee Stock Ownership Plan (“Share in Success Plan”) Trust, with Armstrong World Industries, Inc. as guarantor is incorporated by reference from Armstrong Holdings, Inc. and Armstrong World Industries, Inc.’s registration statement on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 4(a). (SEC File No. 1-2116)

No. 4.9	Armstrong World Industries, Inc.’s $300,000,000 Revolving Credit and Guarantee Agreement dated December 6, 2000, between Armstrong World Industries, Inc. and The Chase Manhattan Bank and the banks referenced therein; the First Amendment to this Agreement, dated February 2, 2001; and the Amendment Letter to this Agreement, dated February 28, 2001, are incorporated by reference from the 2000 Annual Report on Form 10-K wherein they appear as Exhibit 4(i). (SEC File No. 1-2116)

No. 4.10	Second, Third, Fourth, Fifth, Sixth and Seventh Amendments to Armstrong World Industries, Inc.’s December 6, 2000 Debtor in Possession Credit Facility dated May 29, 2001; June 4, 2001; October 30, 2002; October 31, 2003; October 14, 2004; and October 27, 2005, respectively, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein they appeared as Exhibit 4.10.

No. 4.11	Instrument of Resignation, Appointment and Acceptance dated June 14, 2005, among Armstrong World Industries, Inc., J. P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, N.A. (J. P. Morgan) and Law Debenture Trust Company of New York (“Law Debenture”), whereby J. P. Morgan resigned as trustee and Law Debenture accepted the appointment as successor trustee under the Indenture dated March 15, 1988 between Armstrong World Industries, Inc. and Morgan Guaranty Trust Company of New York, as supplemented by the supplemental indenture dated as of October 19, 1990 between Armstrong World Industries, Inc. and First National Bank of Chicago, J. P. Morgan Trust Company, National Association successor-in-interest to Bank One Trust Company (relating to Armstrong World Industries, Inc.’s $125 million 9-3/4% Debentures due 2008 and Series A Medium Term Notes which is incorporated by reference from the 1995 Annual Report on Form 10-K wherein it appeared as Exhibit 4(c) (SEC File No. 1-2116)) is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, wherein it appeared as Exhibit 4.11.

No. 4.12	Senior Indenture dated as of December 23, 1998 between Armstrong World Industries, Inc. and First National Bank of Chicago, as Trustee, is incorporated by reference from Armstrong World Industries, Inc.’s Registration Statement on Form S-3 (File No. 333- 74501) dated March 16, 1999, wherein it appeared as Exhibit 4.3. (SEC File No. 1-2116)

No. 4.13	Global Note representing $200 million of 7.45% Senior Notes due 2029 is incorporated by reference from the Current Report on Form 8-K filed on May 29, 1999, wherein it appeared as Exhibit 4.2. (SEC File No. 1-2116)

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

No. 10.1	Armstrong World Industries, Inc.’s Agreement Concerning Asbestos-Related Claims dated June 19, 1985, (the “Wellington Agreement”) among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1997 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(a). (SEC File No. 1-2116)

No. 10.2	Producer Agreement concerning Center for Claims Resolution, as amended, among Armstrong World Industries, Inc. and other companies is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(i)(b). (SEC File No. 1-2116)

No. 10.3	Armstrong World Industries, Inc.’s 1993 Long-Term Stock Incentive Plan is incorporated by reference from the 1993 Proxy Statement wherein it appeared as Exhibit A. * (SEC File No. 1-2116)

No. 10.4	Armstrong World Industries, Inc.’s Directors’ Retirement Income Plan, as amended, is incorporated by reference from the 1996 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(c). * (SEC File No. 1-2116)

No. 10.5	Armstrong World Industries, Inc. and Armstrong Holdings, Inc.’s Management Achievement Plan for Key Executives, as amended August 1, 2005, is incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein it appeared as Exhibit 10.1.*

No. 10.6	Armstrong World Industries, Inc.’s Retirement Benefit Equity Plan (formerly known as the Excess Benefit Plan), as amended January 1, 2000 is incorporated by reference from the 1999 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(e). * (SEC File No. 1-2116)

No. 10.7	Armstrong Holdings, Inc.’s Deferred Compensation Plan, as amended May 1, 2000, is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(f). * (SEC File No. 000-50408)

No. 10.8	Armstrong World Industries, Inc.’s Severance Pay Plan for Salaried Employees, as amended January 1, 2003 and March 15, 2005 in incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.8. *

No. 10.9	Armstrong World Industries, Inc.’s 1999 Long-Term Incentive Plan and Supplement dated August 1, 2005, are incorporated by reference from the Current Report on Form 8-K filed on September 30, 2005, wherein they appeared as Exhibit 10.2 and Exhibit 10.3.*

No. 10.10	Form of Change in Control Agreement between Armstrong World Industries, Inc. and certain of its officers is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appears as Exhibit 10(iii)(k). A schedule identifying those executives and the material differences among the agreements to which each executive is a party, is filed herewith. * (SEC File No. 1-2116)

No. 10.11	Change in Control Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein it appeared as Exhibit 10(e). * (SEC File No. 000-50408)

No. 10.12	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Messrs. Arnelle, Marley, Stead and Ms. Haberkorn, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.13	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and certain Directors and Officers, together with a schedule identifying those Armstrong World Industries, Inc. Directors and Officers and the material differences among the agreements to which each executive is a party, are incorporated by reference from the 2003 Annual Report on Form 10-K wherein they appeared as Exhibit 10(iii)(n) and Exhibit 10(iii)(q). * (SEC File No. 000-50408) A schedule identifying those Armstrong Holdings, Inc. Directors and Officers and the material differences among the agreements to which each executive is a party is filed herewith.

No. 10.14	Form of Indemnification Agreement between Armstrong Holdings, Inc., Armstrong World Industries Inc. and M. Edward Sellers, dated May 1, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50406)

No. 10.15	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc. and Ms. Ruth M. Owades and Mr. John J. Roberts, incorporated by reference from the 2003 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(q). *

No. 10.16	Armstrong World Industries, Inc.’s Bonus Replacement Retirement Plan, dated as of January 1, 1998, as amended, is incorporated by reference from the 1998 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(m). * (SEC File No. 1-2116)

No. 10.17	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.18	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.19	Armstrong Holdings, Inc.’s Stock Award Plan is incorporated by reference from Armstrong Holdings, Inc.’s registration statement on Form S-8 filed August 16, 2000, wherein it appeared as Exhibit 4.1. * (SEC File No. 000-50408)

No. 10.20	Management Services Agreement between Armstrong Holdings, Inc. and Armstrong World Industries, Inc., dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(g). * (SEC File No. 000-50408)

No. 10.21	Form of Amendment of Restricted Stock Award Agreements between Armstrong Holdings, Inc. and the following executive officers: M.D. Lockhart, S.J. Senkowski and W.C. Rodruan dated July 22, 2002 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 wherein it appeared as Exhibit 10. *

No. 10.22	Hiring Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.1. *

No. 10.23	Change in Control Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.2. *

No. 10.24	Indemnification Agreement between Armstrong World Industries, Inc. and F. Nicholas Grasberger III dated January 6, 2005 is incorporated by reference from the Current Report filed on Form 8-K on January 6, 2005, wherein it appeared as Exhibit 10.3. *

No. 10.25	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2005 retention payment program together with the schedule of participating Executive Officers is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein they appeared as Exhibits 10.1 and 10.2. *

No. 10.26	Order of the U.S. District Court Authorizing and Approving Continued Cash Retention Program for Key Employees dated December 9, 2004, is incorporated by reference from the Current Report filed on Form 8-K on February 3, 2005, wherein it appeared as Exhibit 99.1.

No. 10.27	Executive Officer Compensation Arrangements between Armstrong World Industries Inc. and certain executive officers are incorporated by reference from the 2004 Annual Report on Form 10-K wherein they appeared as Exhibit 10.29. *

No. 10.28	Form of Long-Term Incentive Plan 2005 award letter regarding executive participation in the 1999 Long-Term Incentive Plan is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.30. *

No. 10.29	Armstrong World Industries, Inc.’s Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.29. *

No. 10.30	Summary of Armstrong Nonemployee Director Compensation is incorporated by reference from the 2004 Annual Report on Form 10-K wherein it appeared as Exhibit 10.32. *

No. 10.31	Separation Agreement, General Release and Covenant Not to Sue dated September 26, 2005, between Armstrong World Industries, Inc. and Matthew J. Angello is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, wherein it appeared as Exhibit 10.33. *

No. 10.32	Agreement of Purchase and Sale between S-J Realty Management, LLC and Armstrong World Industries, Inc. dated December 5, 2005, is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.

No. 10.33	Form of grant letter regarding executive officer participation in Armstrong World Industries, Inc.’s 2006 retention payment program is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 10.1.*

No. 10.34	Order of the U.S. District Court dated January 26, 2006 Authorizing and Approving Continued Cash Retention Program for Key Employees is incorporated by reference from the Current Report filed on Form 8-K on January 30, 2006, wherein it appeared as Exhibit 99.1. *

No. 10.35	Order of the U.S. District Court dated January 26, 2006, and related Armstrong World Industries, Inc.’s Motion for an Order Authorizing and Approving Continued Cash Retention Program for Key Employees, is incorporated by reference from the Current Report filed on Form 8-K/A on February 2, 2006, wherein it appeared as Exhibit 99.1 *

No. 10.36	Order of the U.S. District Court dated February 8, 2006, Establishing Schedule with Respect to Hearing on Confirmation of the Fourth Amended Plan of Reorganization of Armstrong World Industries, Inc., as modified, is incorporated by reference from the Current Report filed on Form 8-K on February 11, 2006, wherein it appeared as Exhibit 99.1.

No. 10.37	Form of Long-Term Incentive Plan 2006 award letter regarding executive participation in the 2006 Long-Term Incentive Plan is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 10.37. *

No. 10.38	Change in Control Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.1. *

No. 10.39	Indemnification Agreement between Armstrong World Industries, Inc. and Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.3	Certification of Principal Executive Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.4	Certification of Principal Financial Officer of Armstrong World Industries, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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

Date: April 27, 2006

EXHIBIT INDEX

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