Form 10-K
period 2006-12-31
ARMSTRONG HOLDINGS INC /PA/
filed 2007-04-02
CIK 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the Common Stock of Armstrong Holdings, Inc. held by non-affiliates based on the closing price ($.57 per share) on the over-the-counter (OTC) Bulletin Board under trading symbol ACKHQ (“ACKH” after October 2, 2006) on June 30, 2006, was approximately $19.4 million. As of March 16, 2007, the number of shares outstanding of registrant’s Common Stock was 40,551,974.

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

You should take into account risks and uncertainties that affect our business, operations and financial condition in evaluating any investment decision involving AHI. It is not possible to predict all factors that could cause actual results to differ materially from expected and historical results. The discussion in the “Risk Factors” section below at Item 1A is a summary of what we currently believe to be our most significant risk factors. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

PART I

ITEM 1.	BUSINESS

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation. AHI is the parent company of Armstrong Worldwide, Inc. (“AWWD”). The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006.

When we refer to the “Company,” “we”, “our” and “us” in this report, we are referring collectively to AHI and its subsidiary AWWD.

The Company previously was the parent holding company of AWI. On December 6, 2000, AWI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code to achieve a resolution of its asbestos-related liability. On October 2, 2006, AWI emerged from Chapter 11 reorganization under its Fourth Amended Plan of Reorganization (the “Chapter 11 Plan”), which provided for the cancellation of the AWI stock owned by the Company. (The Chapter 11 Plan and related documents are available at www.armstrongplan.com.)

The Company and its shareholders were not entitled to any distribution under the AWI Chapter 11 Plan in respect of the Company’s former ownership of AWI. However, the Company filed a claim against AWI with respect to intercompany accounts owed to it. In addition, upon the cancellation of the Company’s ownership interest in AWI, the Company realized a substantial tax loss. This loss is in addition to the tax loss which AWI incurred in connection with the consummation of its Chapter 11 Plan.

Due to their affiliated status through October 1, 2006, the Company and AWI are required by the IRS to file a consolidated 2006 federal tax return by September 15th of this year. As a result of the above-mentioned tax losses, the Armstrong consolidated tax group is entitled to recover estimated tax payments made by AWI to the IRS in 2006, and in addition has the ability to elect to carry back the group’s tax losses either two or ten years in order to recover taxes paid in those years.

The election made in the 2006 tax return will benefit the Company and AWI differently, and the Company’s and AWI’s respective preferences for utilization of the group’s tax losses would not necessarily be the same. Moreover, there is no IRS regulation nor any prior written agreement between the companies that prescribed how to allocate tax refunds between them.

In order to resolve the Company’s claim against AWI, determine how to handle the tax elections and establish the Company’s and AWI’s respective rights to prospective tax refunds, the Board of Directors of the Company appointed a special committee of the Board comprised of independent outside directors Jerre L. Stead and M. Edward Sellers. Neither of these directors was at that time or is now a current or prospective director or officer of AWI. The special committee engaged the law firm of McDermott, Will & Emery to advise it in connection with these matters.

Following negotiations of the special committee and their legal counsel with AWI, on February 26, 2007 the Company announced that a settlement (the “Settlement”) had been reached with AWI.

The Settlement calls for AWI to pay the Company $20 million in cash, and gives the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million. The Company would recover on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim would consist of approximately $2 million in cash plus 98,697 shares of reorganized AWI. The Settlement also would give AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods through 2006, and to receive and retain all related tax refunds.

The Settlement has been submitted for approval by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case. The Court scheduled a hearing on the Settlement for April 2, 2007. If the Settlement is approved, the Company would receive approximately $22.07 million in cash and 98,697 shares of AWI common stock. The Company believes that those proceeds would not be subject to federal or state income taxes.

If approved, under the Settlement, AWI would administer both the companies’ tax returns for 2006. Depending on elections that AWI would make, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

If the Company does have a tax loss to carry forward after the 2006 tax return is filed, it is highly uncertain whether the Company would be able to utilize this loss in any practical fashion that would serve the interests of shareholders. Internal Revenue Service rules concerning use of such losses are highly complicated and restrictive, and their effective use may be severely restricted if an ownership change of the Company occurs, as defined in IRS regulations. The Company is studying these issues.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors plans to evaluate what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position.

If a plan of dissolution is authorized by the Board of Directors, the proposed plan would be submitted to shareholders for approval. If plan of dissolution were approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company was cancelled upon that Chapter 11 Plan becoming effective.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI, AWWD and their directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan pursuant to Section 3.2(g).

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service under Section 8.6.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated pursuant to Section 8.7.

•	AHI, AWWD and their officers, directors, employees and agents received the benefit of certain exculpation provisions of Section 11.6.

•	AWI will bear costs and expenses of AHI through an eventual dissolution of AHI contemplated in the Plan as provided in Section 7.24.

This description of the provisions of the AWI Chapter 11 Plan is qualified in its entirety by reference to the terms thereof.

ITEM 1A.	RISK FACTORS

As noted in the introductory section above titled, “Uncertainties Affecting Forward-Looking Statements”, the Company’s financial condition is subject to substantial risks. You should take them into account in evaluating any investment decision. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

No matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for the Company. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

A court hearing discussed in Item 1 above will be held to consider approval of the Settlement. While the Company expects that the Settlement will be approved, there is no guarantee that will happen. If the Court does not approve the Settlement, the Company and AWI will have to consider their respective positions in light of the Court’s action.

If the Settlement with AWI is approved, the Company would receive 98,697 shares of reorganized AWI stock under the Settlement. That stock has traded at values between $35.25 and $56.72 per share from October 2006 through March 30, 2007. The circumstances of AWI will affect the value of those shares, and the Company’s ability to sell those shares at favorable prices will significantly affect our cash balance and total assets.

A final federal income tax return for the Company and AWI on a consolidated basis is expected to be filed for 2006 by September 15, 2007. Both the Company and AWI will report substantial tax losses in this tax return. The Company will claim a loss due to the cancellation of its ownership of AWI on October 2, 2006. The amount of the Company’s loss used in the upcoming tax return as an offset to past income in order to generate refunds depends on elections made with the return. Further, the amount of the Company’s loss realized from the cancellation of its ownership of AWI depends on the acceptance by the Internal Revenue Service of the calculated amount of the Company’s worthless stock deduction.

Some portion of the Company’s worthless stock loss may be used as a carry back against taxable income in prior years, with the remainder, if any, to be applied to future tax years. The Company’s ability to use the balance of any tax loss carry forward is subject to limitations that may be applicable for federal income tax purposes in the event of certain changes in ownership of the Company, and to the Company’s ability to generate future taxable income. There is no assurance such a limiting change in ownership has not and will not occur. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

To be provided by amendment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of filing AWI’s Plan of Reorganization on November 4, 2002, the New York Stock Exchange stopped trading on the Exchange of the common stock of AHI (traded under the ticker symbol “ACK”). From November 14, 2002 until October 2006, Armstrong Holding’s common stock traded on the over-the-counter (OTC) Bulletin Board under the ticker symbol ACKHQ. In October 2006, the symbol changed to ACKH. As of March 19, 2007, there were approximately 6,480 holders of record of Armstrong Holding’s Common Stock.

	First	Second	Third	Fourth	Total Year
2006
Price range of common stock—high	$3.05	$0.90	$0.60	$0.59	$3.05
Price range of common stock—low	$0.57	$0.54	$0.12	$0.06	$0.06

2005
Price range of common stock—high	$2.82	$4.40	$3.10	$2.34	$4.40
Price range of common stock—low	$1.65	$1.50	$1.99	$1.49	$1.49

There were no dividends declared or paid during 2006 or 2005.

No Company securities were repurchased by the Company during 2006.

ITEM 6.	SELECTED FINANCIAL DATA

To be provided by amendment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To be provided by amendment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

To be provided by amendment.

Report of Independent Registered Public Accounting Firm

To be provided by amendment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

To be provided by amendment.

ITEM 9A.	CONTROLS AND PROCEDURES

To be provided by amendment.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

The Company’s Code of Business Conduct, which applies to all officers and directors, and its Code of Ethics for Financial Professionals, are identical to those of AWI. These Codes are available on AWI’s website at www.armstrong.com/corporatena/corp_mission.html. If the substance of either Code is amended in the future, we will duly note and publish that change. We will also note any express or implicit waiver from a provision of either Code granted to any AHI officer or director. To date, no such waivers have been granted.

Armstrong Holdings Inc. Board of Directors

The Board of Directors has determined that all outside members of the Board, including all members of the Audit Committee, are independent in accordance with the rules and regulations of the New York Stock Exchange (“NYSE”). Note: The Company is not currently listed on NYSE.

These independence standards were based upon the Board’s consideration of relationships between directors and the Company and management, and of known factors that reasonably could compromise the independent judgment of a director.

Based on information disclosed by the directors, the Board was advised that no outside director was disqualified from being considered an independent director under NYSE’s regulation. Following consideration of these facts, the Board of Directors determined that all outside directors are, in fact, “independent”.

The Board monitors the independence of outside directors. Each director is charged with a responsibility of candor and disclosure to their Board colleagues relative to potentially compromising relationships, transactions and compensation.

Audit Committee

The Audit Committee of Armstrong Holdings consists of Jerre L. Stead and M. Edward Sellers. They serve as Co-Chairs. The business experience of these and all other directors is described below under the heading “Director Information”. The Board of Directors has not considered whether any current member of this committee qualifies as an “Audit Committee Financial Expert” as defined in Item 401(h)(2) of Regulation S-K of the Securities Exchange Act. However, all of the members of the Audit Committee are independent under the listing standards of NYSE and within the meaning of the applicable SEC rule pertaining to Audit Committees (Rule 10A-3) under the Securities Exchange Act.

Director Information

The following information is current as of March 30, 2007. The directors named here serve until their successors are elected, or until their earlier retirement or removal.

Directors of Armstrong Holdings, Inc.

Michael D. Lockhart – Age 58; Chairman of the Board and Chief Executive Officer of AHI since August 2000. Director since November 2000 and Chairman of the Board and President since March 2001 of Armstrong World Industries, Inc. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal (a diversified manufacturer) headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in GE Capital, GE Power Systems, GE Transportation Systems and GE Aircraft Engines.

M. Edward Sellers – Age 62; Director since April 2001; Member – Audit Committee (Co-Chair). Mr. Sellers is a graduate of Vanderbilt University and received his MBA from Harvard Business School. Mr. Sellers joined Blue Cross Blue Shield of South Carolina and The Companion Group of Companies (a health, life, property and casualty insurance company with related services and functions) in 1987, serving as President and Chief Operating Officer until 1992 when he assumed the role of President and Chief Executive Officer. In 2001, he was named Chairman and Chief Executive Officer. He serves as Chair of the South Carolina Council on Competitiveness. He also serves on the following Boards: Open Networks Technologies, Inc.; National Bank of South Carolina; American Red Cross; ETV (Educational Television) Endowment of South Carolina, Central Carolina Economic Development Alliance and Central Carolina Community Foundation. Mr. Sellers is past Chair of the South Carolina State Chamber of Commerce; Palmetto Business Forum; Columbia College; ETV Endowment Board, and the Palmetto Conservation Foundation.

Jerre L. Stead – Age 64; Director since May 2000 and, prior to that, of Armstrong World Industries, Inc. from April 1992 to May 2000. Member—Audit Committee (Co-Chair). Mr. Stead is a graduate of the University of Iowa and was a participant in the Advanced Management Program, Harvard Business School. He has served as the Chairman of the Board of IHS, Inc. since December 2000. From August 1996 until June 2000 he served as Chairman and Chief Executive Officer of Ingram Micro, Inc. (technology products and services). During 1995, he served as Chairman, President and Chief Executive Officer of Legent Corporation (integrated product and service software solutions) until its sale late in 1995. He was Executive Vice President, American Telephone and Telegraph Company (telecommunications) and Chairman and Chief Executive Officer of AT&T Global Information Solutions (computers and communicating), formerly NCR Corp. (1993-1994). He was President of AT&T Global Business Communications Systems (communications) (1991-1993) and Chairman, President and Chief Executive Officer (1989-1991) and President (1987-1989) of Square D Company (industrial control and electrical distribution products). In addition, he held numerous positions during a 21-year career at Honeywell. He is a Director of Conexant Systems, Inc., Brightpoint Inc., Mobility Electronics, Inc. and Mindspeed, Inc.

Changes to Nomination Procedures

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors since these procedures were first disclosed in the March 31, 2004 Form 10-Q.

Executive Officer Information

The following information is current as of March 30, 2007. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or replacement.

Executive Officers of Armstrong Holdings, Inc.

Michael D. Lockhart—(See description, above.)

F. Nicholas Grasberger III – Age 43; Senior Vice President and Chief Financial Officer of Armstrong Holdings, Inc. and Armstrong World Industries, Inc. since January 2005. Vice President and Chief Financial Officer of Kennametal, Inc. (a manufacturer of cutting tools and wear parts) August 2000 – December 2004. Previously employed at H. J. Heinz (a global U.S. based food company) for eleven years, his last title being Treasurer.

John N. Rigas – Age 58; Senior Vice President, Secretary and General Counsel, Armstrong Holdings, Inc. since November 2000 and Armstrong World Industries, Inc. since May 2001. Previously Deputy General Counsel-Litigation, Armstrong World Industries, Inc. March 1999 – November 2000; worked for Dow Corning Corporation (specialty chemical company) October 1982 – March 1999, his last title being Senior Managing Counsel.

William C. Rodruan – Age 52; Vice President and Controller, Armstrong Holdings, Inc. since May 2000 and Armstrong World Industries, Inc. since July 1999. Previously Director, Corporate Transformation and Shared Services, Armstrong World Industries, Inc. February 1997 – July 1999 and Vice President of Finance, Corporate Retail Accounts, Armstrong World Industries, Inc. July 1994 – February 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission (“SEC”) regulations require Company directors and executive officers, and any persons beneficially owning more than ten percent of its common stock to report to the SEC their ownership of this stock and any changes in that ownership. SEC regulations also require these persons to furnish the company with copies of these reports. SEC rules require the company to report any failure to timely file those reports in the previous fiscal year.

Based solely upon our review of copies of reports furnished to us and written representations from directors and executive officers, we believe that all of these filing requirements were satisfied by Company directors and executive officers during 2006.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Company was the parent holding company of AWI from May 2000 until its ownership of AWI ended October 2, 2006. As a result of the two companies’ past affiliation, each of the Company’s officers is an employee of AWI, and AWI has been responsible for their compensation. Since AWI is responsible for the expenses of the Company under the provisions of AWI’s Chapter 11 Plan referred to in Item 1 above, the Company expects to have no compensation expense in the future unless it decides not to dissolve.

COMPENSATION COMMITTEE REPORT

Since October 2, 2006, the Company has had no separate compensation committee. The Board of Directors has discussed the above disclosure and approved it for inclusion in this report.

SUMMARY COMPENSATION

Over the time period for which disclosure is called for under this Item, the Company’s officers have not been paid any compensation or received any equity or non-equity incentive awards for services rendered to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No awards under any compensation or incentive plan involving Company stock have been granted since 2001, other than commitments entered into prior to AWI’s Chapter 11 filing on December 6, 2000. The table captioned “Security Ownership of Management” in Item 12 shows options granted to Messrs. Lockhart, Rigas, Rodruan and Stead prior to that date.

OPTION EXERCISES AND STOCK VESTED

None of the Company’s executive officers exercised any stock options, stock appreciation rights or similar instruments or acquired stock awards, restricted stock units or similar instruments on vesting during 2006.

PENSION BENEFITS AND DEFERRED COMPENSATION

The Company has no pension, deferred compensation, or retirement payment plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As an artifact of the Company’s relationship with AWI, the Company is a named party to Change-in-Control agreements with all of its executive officers and several other AWI employees. The Company expects to address these agreements in the context of evaluating a potential dissolution.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Stock Ownership of Certain Beneficial Owners

The following table1 sets forth, as of March 19, 2007, each person or entity known to the Company that may be deemed to have beneficial ownership of more than 5% of its outstanding common stock.

Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
S. Muoio & Co. LLC & Salvatore Muoio(3) 509 Madison Avenue, Suite 406 New York, NY 10022	2,284,326 (shared)	5.6%

1)	In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13G information filed by March 19, 2007.
2)

In accordance with applicable rules of the Securities and Exchange Commission, this percentage is based upon the total 40,551,974 shares of AHI’s common stock that were outstanding on December 31, 2006.

3)	Schedule 13G filed March 2, 2007.

b) Security Ownership of Management

The following table shows the amount of Company stock that each director, each executive officer and all directors and executive officers owned as a group. The ownership rights in these shares consist of sole voting and investment power, except where otherwise indicated. No named individual beneficially owns 1% or more of the outstanding common shares. Collectively, all of the directors and executive officers as a group beneficially own less than 1% of the outstanding common shares. This information is as of February 28, 2007.

Name	Stock(1)	Stock Options Exercisable within 60 days	Total Beneficial Ownership	Phantom Shares(2)
Michael D. Lockhart	28,499	300,000	328,499
M. Edward Sellers	—	—	—
Jerre L. Stead	400	3,260	3,660
F. Nicholas Grasberger III	—	—	—
William C. Rodruan	4,356	13,600	17,956	283
John N. Rigas	979	17,000	17,979
Director and officers as a group (6 persons)	34,234	333,860	368,094	283

1)

Includes the following shares owned by the employee through the employee stock ownership accounts of AHI’s Savings and Investment Plan (“SIP”): M. D. Lockhart – 124; W. C. Rodruan – 2,134; J. N. Rigas – 979 and executive officers as a group 3,238.

Includes the following shares indirectly owned and held in the savings accounts of the SIP accounts of the following individuals: W. C. Rodruan –782.

2)	Includes phantom shares held in a stock subaccount under the Deferred Compensation Plan. The participant has no voting or investment power.

Equity Compensation Plan Information

No equity-based compensation has been granted since Armstrong World Industries, Inc. filed for relief under Chapter 11 in December 2000, other than commitments entered into prior to the Chapter 11 filing.

The following table provides information as of December 31, 2006, regarding securities that were authorized for issuance pursuant to equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,770,400	$27.83	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

None.

Oversight and Review of Transactions with Related Persons

The Company’s Code of Business Conduct and its Corporate Governance Principles and governance documents address officer and director independence from conflicting interests as well as procedures for the review, approval or ratification of transactions with related persons. The Audit Committee is charged with reviewing and approving any proposed related-party transactions by the Company involving directors, nominees and/or executive officers and other persons.

Any proposed “related party transaction” involving any executive officer, director or director nominee as defined under SEC Regulation SK, Item 404 must be approved by the Audit Committee comprised of independent directors who must have no connection with the transaction. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, that is proposed to apply to any director or executive officer must be reviewed in advance by the same Committee, which is responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board’s decision on any such matter would be disclosed publicly in compliance with applicable law.

The governance documents referred to above (namely the Company’s Code of Business Conduct and its Corporate Governance Principles) are substantially similar to those of its former subsidiary, Armstrong World Industries, Inc., which can be found on AWI’s web site at Armstrong.com under “About Armstrong” and “Corporate Governance.”

Director Independence

The Board has determined that each of its two non-employee directors, namely, Messrs. Sellers and Stead, is independent, meaning in the Board’s business judgment each meets the standards of independence specified in the Company’s Corporate Governance Principles, SEC Rule 10A-3(b)(1) and New York Stock Exchange Rule 303A.02, and has no relationship with the Company or its management that may interfere with the exercise of his responsibilities on the Board or any committee.

The Board’s determinations were based upon consideration of relationships between directors and the Company or management, and of factors that reasonably could compromise the independent judgment of a director. For example, the Board considered whether there were any director relationships with service providers and considered whether any director had sought to influence any decisions by the Company in a manner beneficial to their personal interests. There were no transactions, relationships or arrangements disclosed by any non-employee director for the Board to consider in this regard.

The Board, led by its Audit Committee, monitors the independence of outside directors. Each director is charged with a responsibility of candor and disclosure to their Board colleagues relative to potentially compromising relationships, transactions and compensation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

To be modified by Amendment.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee requires their pre-approval of any audit or accounting services provided by the firm that serves as our independent auditor. The Audit Committee delegates to either Committee Co-Chair the authority to pre-approve services not exceeding 5% of the total audit fees for the year for purposes of handling immediate needs, with a report to the full Committee of such approvals at its next meeting. This policy was adopted pursuant to Section 10A(i) of the Securities Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

To be provided by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:

Name	Title
Michael D. Lockhart	Chairman and Chief Executive Officer
(Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

William C. Rodruan	Vice President and Controller
(Chief Accounting Officer)

M. Edward Sellers	Director

Jerre L. Stead	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for AHI directors and on his own behalf)
As of April 2, 2007

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of April 2, 2007

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of April 2, 2007

Exhibit Index

To be provided by amendment.