Form 10-K/A
period 2006-12-31
ARMSTRONG HOLDINGS INC /PA/
filed 2007-04-16
CIK 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Paragraph

Armstrong Holdings, Inc., (“AHI”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed on April 2, 2007. The Amendment incorporates the April 2, 2007 decision of the U.S. Bankruptcy Court that presided over Armstrong World Industries, Inc,’s (AWI) Chapter 11 case regarding the settlement with AWI into the financial statements and related disclosures. The settlement covered intercompany claims and tax rights. Therefore, the Amendment reflects events that occurred after the initial filing.

As required under Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, new written statements pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Also, the Company is filing an updated Consent of Independent Registered Public Accounting Firm.

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

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation. AHI is the parent company of Armstrong Worldwide, Inc. (“AWWD”) and AHI Funding Company, LLC. The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006.

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

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods through 2006, and to receive and retain all related tax refunds.

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case on April 2, 2007. Under the terms of the Settlement, the Company received the cash and AWI common stock proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI would make, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

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

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors is evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position.

If a plan of dissolution is authorized by the Board of Directors, the proposed plan would be submitted to shareholders for approval. If a plan of dissolution is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company was cancelled upon that Chapter 11 Plan becoming effective.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI, AWWD and their directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan pursuant to Section 3.2(g).

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service under Section 8.6.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated pursuant to Section 8.7.

•	AHI, AWWD and their officers, directors, employees and agents received the benefit of certain exculpation provisions of Section 11.6.

•	AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI contemplated in the Plan as provided in Section 7.24.

This description of the provisions of the AWI Chapter 11 Plan is qualified in its entirety by reference to the terms thereof.

ITEM 1A.	RISK FACTORS

As noted in the introductory section above titled, “Uncertainties Affecting Forward-Looking Statements”, the Company’s financial condition is subject to substantial risks. You should take them into account in evaluating any investment decision. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factor. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

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

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

On August 23, 2006, the Company announced it had claims in AWI’s Chapter 11 case (the AHI Claim). The AHI Claim related to intercompany charges and credits between the companies and tax losses and refunds. On February 26, 2007, AHI and AWI announced they had reached a settlement on all intercompany claims and tax matters and on April 2, 2007, the settlement was approved by the U.S. Bankruptcy Court. See Item 1 for further details on the settlement. A copy of the Stipulation and Agreement is incorporated by reference from the AHI Current Report on Form 8-K dated February 26, 2007, wherein it appeared as Exhibit No. 99.2

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

	First	Second	Third	Fourth	Total Year
2006
Price range of common stock—high	$3.05	$0.90	$0.60	$0.59	$3.05
Price range of common stock—low	$0.57	$0.54	$0.12	$0.06	$0.06
2005
Price range of common stock—high	$2.82	$4.40	$3.10	$2.34	$4.40
Price range of common stock—low	$1.65	$1.50	$1.99	$1.49	$1.49

There were no dividends declared or paid during 2006 or 2005.

No Company securities were repurchased by the Company during 2006.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions except for per-share data)	2006	2005	2004	2003	2002
Income statement data
Earnings (loss) from discontinued operations	$1,226.4	$112.1	$(80.8)	$(39.3)	$(2,142.8)
Net earnings (loss)	$1,226.4	$112.1	$(80.8)	$(39.3)	$(2,142.8)
Per common share – basic (a)	$30.21	$2.77	$(2.00)	$(0.97)	$(52.91)
Per common share – diluted (a)	$30.21	$2.75	$(2.00)	$(0.97)	$(52.91)
Dividends declared per share of common stock	—	—	—	—	—
Balance sheet data (end of period)
Total assets	$26.4	$4,606.0	$4,609.4	$4,647.8	$4,504.8
Shareholders’ equity (deficit)	26.3	(1,305.3)	(1,411.7)	(1,330.2)	(1,346.7)

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 of the Consolidated Financial Statements.

All activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there are no amounts reported on a continuing operations basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods through 2006, and to receive and retain all related tax refunds.

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case on April 2, 2007. Under the terms of the Settlement, the Company received the cash and AWI common stock proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI would make, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

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

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors is evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position.

If a plan of dissolution is authorized by the Board of Directors, the proposed plan would be submitted to shareholders for approval. If a plan of dissolution is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company was cancelled upon that Chapter 11 Plan becoming effective.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI, AWWD and their directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan pursuant to Section 3.2(g).

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service under Section 8.6.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated pursuant to Section 8.7.

•	AHI, AWWD and their officers, directors, employees and agents received the benefit of certain exculpation provisions of Section 11.6.

•	AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI contemplated in the Plan as provided in Section 7.24.

This description of the provisions of the AWI Chapter 11 Plan is qualified in its entirety by reference to the terms thereof.

RESULTS OF OPERATIONS

All activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there are no amounts reported on a continuing operations basis. See “Overview” for further discussion.

FINANCIAL CONDITION AND LIQUIDITY

As shown on the Consolidated Balance Sheets, AHI had no cash as of December 31, 2006. However, AHI received approximately $22.1 million of cash during April 2007 as a result of the Settlement between AHI and AWI. The Company also received 98,697 share of AWI common stock as part of the Settlement, which it sold in the open market during April 2007, resulting in additional cash proceeds of approximately $5 million.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The AHI Board of Directors is evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position.

If a plan of dissolution is authorized by the Board of Directors, the proposed plan would be submitted to shareholders for approval. If a plan of dissolution is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter.

Since AHI does not conduct any business or operations, AHI does not expect to incur any operating expenses, cash outlays or liquidity needs in the foreseeable future. Under the terms of AWI’s POR, AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

RELATED PARTIES

AHI’s stock ownership in AWI was cancelled on October 2, 2006. However, AHI filed a claim against AWI with respect to intercompany accounts owed to it. In addition, upon the cancellation of AHI’s ownership interest in AWI, AHI realized a substantial tax loss. On February 26, 2007, AHI announced that a settlement had been reached with AWI, which was approved by the bankruptcy court on April 2, 2007. See Item 1 for further discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2006 and 2005 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K/A:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

QUARTERLY FINANCIAL INFORMATION

ARMSTRONG HOLDINGS, INC. (unaudited)

(millions except for per share data)	First	Second	Third	Fourth	Total Year
2006
Earnings from discontinued operations	$28.0	$40.2	$39.2	$1,119.0	$1,226.4
Net earnings	$28.0	$40.2	$39.2	$1,119.0	$1,226.4
Per share of common stock:
Basic	$0.69	$0.99	$0.97	$27.56	$30.21
Diluted	$0.69	$0.99	$0.96	$27.56	$30.21
Price range of common stock—high	$3.05	$0.90	$0.60	$0.59	$3.05
Price range of common stock—low	$0.57	$0.54	$0.12	$0.06	$0.06

	First	Second	Third	Fourth	Total Year
2005
Earnings (loss) from discontinued operations	$(3.0)	$17.7	$46.1	$51.3	$112.1
Net earnings (loss)	$(3.0)	$17.7	$46.1	$51.3	$112.1
Per share of common stock:
Basic	$(0.07)	$0.44	$1.14	$1.26	$2.77
Diluted	$(0.07)	$0.43	$1.13	$1.26	$2.75
Price range of common stock—high	$2.82	$4.40	$3.10	$2.34	$4.40
Price range of common stock—low	$1.65	$1.50	$1.99	$1.49	$1.49

In the first quarter of 2005, the diluted loss per share is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Earnings per share components may not add due to rounding.

There were no dividends paid in 2006 or 2005.

Note: All activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there are no amounts reported on a continuing operations basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have audited the accompanying consolidated financial statements of Armstrong Holdings, Inc. and subsidiaries (“the Company”) as listed in the accompanying index on page 14. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has conducted no business and has had no operations since the Company’s stock ownership in Armstrong World Industries, Inc. was cancelled on October 2, 2006 and the Board of Directors is evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
April 16, 2007

Armstrong Holdings, Inc., Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share data)

	Years Ended December 31,
	2006	2005	2004
Earnings/(loss) from discontinued operations, net of tax of $537.0, $2.2 and $24.4, respectively	$1,226.4	$112.1	$(80.8)

Net earnings (loss)	$1,226.4	$112.1	$(80.8)

Earnings/(loss) per share of common stock, discontinued operations:
Basic	$30.21	$2.77	$(2.00)
Diluted	$30.21	$2.75	$(2.00)
Net earnings/(loss) per share of common stock:
Basic	$30.21	$2.77	$(2.00)
Diluted	$30.21	$2.75	$(2.00)
Average number of common shares outstanding:
Basic	40.6	40.5	40.5
Diluted	40.6	40.7	40.7

See accompanying notes to consolidated financial statements beginning on page 21.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Receivables	$26.4	—
Assets of discontinued business	—	$4,606.0

Total current assets	$26.4	$4,606.0
Noncurrent deferred tax assets (See Note 6)	—	—

Total assets	$26.4	$4,606.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$0.1	—
Liabilities of discontinued business	—	$5,911.3

Total current liabilities	$0.1	$5,911.3
Shareholders’ equity (deficit):
Common stock, par value $1 per share Authorized 200 million shares; issued 51,878,910 shares	$51.9	$51.9
Capital in excess of par value	167.8	167.7
Reduction for ESOP loan guarantee	—	(142.2)
Retained earnings (accumulated deficit)	319.9	(906.5)
Accumulated other comprehensive income	—	37.1
Less common stock in treasury, at cost 2006 – 11,326,935 shares and 2005 – 11,214,449 shares	(513.3)	(513.3)

Total shareholders’ equity (deficit)	$26.3	$(1,305.3)

Total liabilities and shareholders’ equity	$26.4	$4,606.0

See accompanying notes to consolidated financial statements beginning on page 21.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

	2006		2005		2004
Common stock:
Balance at beginning and end of year	$51.9		$51.9		$51.9
Capital in excess of par value:
Balance at beginning of year	$167.7		$167.7		$167.9
Stock issuances and other	0.1		—		(0.2)

Balance at end of year	$167.8		$167.7		$167.7

Reduction for ESOP loan guarantee:
Balance at beginning of year	$(142.2)		$(142.2)		$(142.2)
Effects of cancellation of AWI shares (See Note 1)	142.2		—		—

Balance at end of year	$—		$(142.2)		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$(906.5)		$(1,018.6)		$(937.8)
Net earnings (loss) for year	1,226.4	$1,226.4	112.1	$112.1	(80.8)	$(80.8)

Balance at end of year	$319.9		$(906.5)		$(1,018.6)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$37.1		$42.8		$43.3
Foreign currency translation adjustments	18.5		(14.1)		22.4
Derivative gain (loss), net	(9.5)		1.2		0.3
Minimum pension liability adjustments	(0.7)		7.2		(23.2)
Effects of cancellation of AWI shares (See Note 1)	(45.4)		—

Total other comprehensive income (loss)	(37.1)	(37.1)	(5.7)	(5.7)		(0.5)

Balance at end of year	$—		$37.1		$42.8

Comprehensive income (loss)		$1,189.3		$106.4		$(81.3)

Less treasury stock at cost:
Balance at beginning and end of year	$(513.3)		$(513.3)		$(513.3)

Total shareholders’ equity (deficit)	$26.3		$(1,305.3)		$(1,411.7)

See accompanying notes to consolidated financial statements beginning on page 21.

Armstrong Holdings, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss) from discontinued operations	$1,226.4	$112.1	$(80.8)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) discontinued operating activities	(1,168.4)	34.6	223.6

Net cash provided by operating activities	$58.0	$146.7	$142.8

Cash flows from investing activities:
Net cash provided by (used for) discontinued operations investing activities	$(113.7)	$(48.5)	$(111.7)
Effects of cancellation of shares and ownership interest in Armstrong World Industries, Inc. (see Note 1)	(520.6)	—	—

Net cash used for investing activities	$(634.3)	$(48.5)	$(111.7)

Cash flows from financing activities:
Net cash used for discontinued financing activities	$(31.3)	$(3.9)	$(7.0)

Net cash used for financing activities	$(31.3)	$(3.9)	$(7.0)

Effect of exchange rate changes on cash and cash equivalents	$5.4	$(8.0)	$7.5

Net increase (decrease) in cash and cash equivalents	$(602.2)	$86.3	$31.6
Cash and cash equivalents at beginning of period	602.2	515.9	484.3

Cash and cash equivalents at end of period	$—	$602.2	515.9

Note: All cash and cash equivalents as of December 31, 2005 and 2004 were related to discontinued operations

See accompanying notes to consolidated financial statements beginning on page 21.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 1. BUSINESS

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

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2.1 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make all relevant tax elections and file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods through 2006, and to receive and retain all related tax refunds.

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case on April 2, 2007. Under the Settlement, the Company received the cash and AWI common stock proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI makes, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

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

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors is evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position.

If a plan of dissolution is authorized by the Board of Directors, the proposed plan would be submitted to shareholders for approval. If a plan of dissolution is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company was cancelled upon that Chapter 11 Plan becoming effective.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI, AWWD and their directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan.

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated.

•	AHI, AWWD and their officers, directors, employees and agents received the benefit of certain exculpation provisions.

•	AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI contemplated in the Plan.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AHI and its majority-owned subsidiary, AWWD.

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

Earnings per Common Share. Basic earnings per share is computed by dividing the earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings.

Stock-based Employee Compensation. On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Prior to January 1, 2006, we used the intrinsic value method for stock-based employee compensation. There would have been no effect on net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in 2005 and 2004. See Note 7 for additional information on FAS 123R.

NOTE 3. DISCONTINUED OPERATIONS

As more fully described in Note 1, AHI’s sole operation was conducted through its indirect ownership of all capital stock of AWI. Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, effectively ending AHI’s ownership interest in AWI. Accordingly, no revenue and expenses associated with operating activities of AWI have been reflected since October 2, 2006.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the financial statements at December 31, 2006 and all prior periods have been reclassified to reflect AWI as a discontinued operation. Upon AWI’s emergence on October 2, 2006, AHI recorded a net gain on the disposition of AWI in the amount of $1,585.7 million. Included in that net gain is an impairment loss of $8.5 million, which arose from the settlement of intercompany claims due from AWI approved by the bankruptcy court on April 2, 2007. As part of that settlement, AHI received cash of approximately $2.1 million and 98,697 shares of newly emerged AWI stock, valued at $4.2 million as of December 31, 2006. Additionally, in settlement of tax matters relating to consolidated tax filings and refunds, AHI also received $20 million directly from AWI. The Company believes these proceeds will not be subject to federal or state income taxes.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

Net sales, pre-tax income (loss) and earnings (loss) from discontinued operations, as well as net assets of the AWI business for the periods presented below are as follows:

	For the years ended December 31,
	2006	2005	2004
Net sales	$2,795.7	$3,558.4	$3,497.3

Pre-tax income (loss) from discontinued operations	177.7	103.9	(55.8)
Gain resulting from cancellation of AWI shares	1,585.7	—	—
Income tax (expense) on AWI discontinued operations	(537.0)	(2.2)	(24.6)
Gain (loss) from previous divestitures, net of tax of 0.0 and 0.2 in 2005 and 2004, respectively	—	10.4	(0.4)

Earnings (loss) from discontinued operations	$1,226.4	$112.1	$(80.8)

December 31, 2005
Cash	$602.2
Other current assets	959.1
Property, plant and equipment	1,180.7
Non-current assets	1,864.0

Assets of discontinued operation	4,606.0
Current liabilities	(423.4)
Liabilities subject to compromise	(4,864.7)
Other non-current liabilities	(623.2)

Liabilities of discontinued operation	(5,911.3)

Net liabilities	$(1,305.3)

NOTE 4. RECEIVABLES

	2006	2005
Receivables associated with AWI settlement	$26.3	$—
Miscellaneous receivables	0.1	—

Receivables	$26.4	$—

The $26.3 million receivable at December 31, 2006 represents the expected proceeds from the settlement between AHI and AWI on all inter-company claim and tax matters. The settlement calls for AWI to pay AHI $20 million in cash related to the tax matters and gives AHI an allowed claim under AWI’s POR related to the intercompany claims. The POR claim was settled for approximately $2.1 million in cash and 98,697 shares of newly emerged AWI stock, valued at $4.2 million at December 31, 2006. AHI received these proceeds in April 2007.

The $0.1 million receivable at December 31, 2006 represents the reimbursement of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI. See Note 5.

All accounts and notes receivable held at December 31, 2005 are included in ‘Assets of discontinued business.’

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 5. ACCRUED EXPENSES

	2006	2005
Total accrued expenses	$0.1	—

The $0.1 million accrued expenses at December 31, 2006 represent the accrual of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI. See

Note 4.

All accounts payable and accrued expenses owed at December 31, 2005 are included in ‘Liabilities of discontinued business.

NOTE 6. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Because AHI has no operations, management has provided a full valuation allowance for net operating loss carryforwards of $1,008.4 million for federal taxes and $60.0 million for state taxes. The Company’s ability to use the balance of any tax loss carry forward is subject to limitations that may be applicable for federal income tax purposes in the event of certain changes in ownership of the Company, and to the Company’s ability to generate future taxable income. There is no assurance such a limiting change in ownership has not and will not occur. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

The net operating loss (“NOL”) carryforward assumes that AWI will elect a 2-year carryback. AWI has until September 15, 2007 to decide whether to choose a 10-year, 2-year or no carryback. The gross amount of NOL carryforward for AHI may be substantially lower depending on this decision by AWI. The NOL carryforward may be carried forward for 20 years for federal and state taxes.

Deferred income tax assets (liabilities)	2006	2005
Net operating loss and minimum tax credit	$358.6	—

Total deferred tax assets	$358.6	—
Valuation allowance	(358.6)	—

Net deferred tax assets	$—	—

Total deferred income tax liabilities	$—	—

Net deferred income tax assets	$—	—

All deferred tax assets and liabilities at December 31, 2005 are included in ‘Assets of discontinued business” and ‘Liabilities of discontinued business’.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 7. STOCK-BASED COMPENSATION PLANS

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payment transactions to be recognized in the financial statements using a fair-value method of accounting. This statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. Prior to January 1, 2006, we used APB Opinion No. 25’s intrinsic value method for stock-based employee compensation. We used the modified prospective method of adopting FAS 123R, which does not require restatement of prior periods. There was no impact of adoption of the new standard because all of our outstanding stock options are fully vested. There would have been no effect on 2005 or 2004 net income if we had applied the fair value recognition provisions of FAS 123R to share-based employee compensation in those years because all outstanding awards were also fully vested in those periods.

Prior to AWI’s Chapter 11 Filing, stock options, stock appreciation rights in conjunction with stock options, performance restricted shares and restricted stock awards were issued under 1993 and 1999 Long-Term Stock Incentive Plans. Restricted stock was issued in 2000 under a 2000 Stock Award Plan. These three plans were terminated effective October 2, 2006.

No equity based compensation has been granted since AWI’s Chapter 11 filing date, other than commitments entered into prior to the Chapter 11 filing.

Options were granted to purchase shares at prices not less than the closing market price of the shares on the dates the options were granted. The options generally became exercisable in one to three years and expire 10 years from the date of grant.

Changes in option shares outstanding (thousands except for share price)	2006	2005	2004
Option shares at beginning of year	1,987.3	2,264.0	2,376.9
Options granted	—	—	—
Option shares exercised	—	—	—
Options forfeited	(27.1)	(44.9)	(20.8)
Options expired	(189.8)	(231.8)	(92.1)

Option shares at end of year	1,770.4	1,987.3	2,264.0
Option shares exercisable at end of year	1,770.4	1,987.3	2,264.0
Shares available for grant	—	4,815.4	4,538.7
Weighted average price per share:
Options outstanding	$24.68	$27.97	$29.75
Options exercisable	$24.68	$27.97	$29.75

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

The following table summarizes information about stock option activity during 2006:

	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Option shares outstanding, January 1, 2006	1,987.3	$27.97
Options forfeited	(27.1)	19.44
Options expired	(189.8)	59.88

Option shares outstanding, December 31, 2006	1,770.4	$24.68	3.0
Option shares exercisable at end of period	1,770.4	$24.68	3.0
Shares available for grant	—

There was no intrinsic value of the AHI option shares outstanding and exercisable at December 31, 2006, as the exercise price of all AHI options exceeded the market price of the stock on that date.

Although the plans under which these options were issued were terminated upon AWI’s emerging from Chapter 11, the existing option contracts remain enforceable against AHI.

Restricted stock awards were used for the purposes of recruitment, special recognition and retention of key employees. No award of restricted stock shares had been granted since 2000. There were 111,463 restricted shares of AHI common stock outstanding with 596 accumulated dividend equivalent shares outstanding during the year that expired upon AWI emerging from Chapter 11 on October 2, 2006.

We recognize compensation expense on a straight-line basis over the vesting period. There was no share-based compensation expense recorded in 2006, 2005 or 2004. There was also no cash flow impact of these awards.

As of December 31, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements.

NOTE 8. CONTINGENCIES

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. The Company has conducted no business and has had no operations and no employees since its stock ownership in AWI was cancelled on October 2, 2006. Accordingly, AHI has not recorded any contingent liabilities.

NOTE 9. SHAREHOLDERS’ EQUITY

Treasury share changes for 2006, 2005 and 2004 are as follows:

Years ended December 31 (in thousands)	2006	2005	2004
Common shares in treasury
Balance at beginning of year	11,214.4	11,210.0	11,210.0
Additions	112.5	4.4	—

Balance at end of year	11,326.9	11,214.4	11,210.0

The additions represent shares received under stock-based compensation plan forfeitures and share tax withholding transactions.

Armstrong Holdings, Inc., and Subsidiaries

Noted to Consolidated Financial Statements

(dollar amounts in millions)

The balance of each component of accumulated other comprehensive income as of December 31, 2006 and 2005 is presented in the table below.

	2006	2005
Foreign currency translation adjustments	$—	$70.2
Derivative gain, net	—	4.8
Minimum pension liability adjustments	—	(37.9)

Accumulated other comprehensive income	$—	$37.1

NOTE 10. EARNINGS PER SHARE

In 2004, the diluted loss per share is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares.

NOTE 11. RELATED PARTIES

AHI’s stock ownership in AWI was cancelled on October 2, 2006. However, AHI filed a claim against AWI with respect to intercompany accounts owed to it. In addition, upon the cancellation of AHI’s ownership interest in AWI, AHI realized a substantial tax loss. On February 26, 2007, AHI announced that a settlement had been reached with AWI, which was approved by the bankruptcy court on April 2, 2007. See Note 1 for further discussion.

In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI. During the fourth quarter of 2006, AHI incurred $0.2 million of costs for legal, audit and director fees, which are reimbursable by AWI.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OPTION EXERCISES AND STOCK VESTED

None of the Company’s executive officers exercised any stock options, stock appreciation rights or similar instruments or acquired stock awards, restricted stock units or similar instruments during 2006.

PENSION BENEFITS AND DEFERRED COMPENSATION

The Company has no pension, deferred compensation, or retirement payment plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As an artifact of the Company’s relationship with AWI, the Company is a named party to Change-in-Control agreements with all of its executive officers and several other AWI employees for which AWI is primarily responsible. The Company expects to address these agreements in the context of evaluating a potential dissolution.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Stock Ownership of Certain Beneficial Owners

The following table1 sets forth, as of March 19, 2007, each person or entity known to the Company that may be deemed to have beneficial ownership of more than 5% of its outstanding common stock.

Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership	Percent Of Class Outstanding[2]
S. Muoio & Co. LLC & Salvatore Muoio(3) 509 Madison Avenue, Suite 406 New York, NY 10022	2,284,326(shared)	5.6%

1)	In accordance with applicable rules of the Securities and Exchange Commission, this information is based on Schedule 13G information filed by March 19, 2007.

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

1)

Includes the following shares owned by the employee through the employee stock ownership accounts of AHI’s Savings and Investment Plan (“SIP”): M. D. Lockhart – 124; W. C. Rodruan – 2,134; J. N. Rigas – 979 and executive officers as a group 3,237.

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

Professional Audit Fee Services Rendered

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of AHI’s annual financial statements for 2006. A portion of the billings occurred or will occur in 2007. All fees were pre-approved by the Audit Committee.

(amounts in 000’s)	2006
Audit Fees	$125

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)(2)	The financial statements of Armstrong Holdings, Inc. filed as a part of this 2006 Annual Report on Form 10-K are listed on page 14.

(a) (3)	The following exhibits are filed as part of this 2006 Annual Report on Form 10-K:

Exhibit No.	Description

No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, as amended, effective October 2, 2006, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, wherein they appeared as Exhibit 3.3.

No. 10.1	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.2	Change in Control Agreement and Indemnification Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.3	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.4	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Stead is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.5	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Messrs. Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(o).* (SEC File No. 000-50408)

No. 10.6	Form of Change in Control Agreement with Armstrong World Industries, Inc. and Messrs. Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(k).* (SEC File No. 1-2116)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Sellers is incorporated by reference from the 2001 Annual

Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50408)

No. 10.8	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.9	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 11.1	Computation for basic earnings per share

No. 11.2	Computation for diluted earnings per share

No. 21	List of Armstrong Holdings, Inc. subsidiaries

No. 23	Consent of Independent Registered Public Accounting Firm

No. 24	Power of Attorney and authorizing resolution

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG HOLDINGS, INC.
(Registrant)

By:	/s/ Michael D. Lockhart
Chairman and Chief Executive Officer

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant AHI and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant:

Name	Title

Michael D. Lockhart	Chairman and Chief Executive Officer (Principal Executive Officer)

F. Nicholas Grasberger III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

William C. Rodruan	Vice President and Controller (Chief Accounting Officer)

M. Edward Sellers	Director

Jerre L. Stead	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact for AHI directors and on his own behalf)
As of April 16, 2007

By:	/s/ F. Nicholas Grasberger III
(F. Nicholas Grasberger III)
As of April 16, 2007

By:	/s/ William C. Rodruan
(William C. Rodruan)
As of April 16, 2007

Exhibit Index

No. 11.1	Computation for basic earnings per share

No. 11.2	Computation for diluted earnings per share

No. 21	List of Armstrong Holdings, Inc. subsidiaries

No. 23	Consent of Independent Registered Public Accounting Firm

No. 24	Power of Attorney and authorizing resolution

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350