Form 10-Q
period 2007-03-31
ARMSTRONG HOLDINGS INC /PA/
filed 2007-05-08
CIK 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of April 30, 2007 – 40,551,974

Uncertainties Affecting Forward-Looking Statements

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

Risk Factors

The Company’s financial condition is subject to substantial risks. These risks should be taken into account in evaluating any investment decision. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

No matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for the Company. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

A final federal income tax return for the Company and AWI on a consolidated basis for 2006 is required to be filed by September 15, 2007. Both the Company and AWI will report substantial tax losses in this tax return. The Company will claim a loss due to the cancellation of its ownership of AWI on October 2, 2006. The amount of the Company’s loss used in the upcoming tax return as an offset to past income in order to generate refunds depends on elections made with the return. Further, the amount of the Company’s loss realized from the cancellation of its ownership of AWI depends on the acceptance by the Internal Revenue Service of the calculated amount of the Company’s worthless stock deduction.

Some portion of the Company’s worthless stock loss may be used as a carry back against taxable income in prior years. The Company has recorded a $20 million benefit related to its share of the carry back as a result of the agreement reached with AWI in February 2007. The remainder of the worthless stock loss, if any, may be applied to future tax years. The Company’s ability to use the balance of any tax loss carry forward to offset income after 2006 is subject to limitations applicable for federal income tax purposes in the event of certain changes in ownership of the Company, and to the Company’s ability to generate future taxable income. There is no assurance such a limiting change in ownership has not and will not occur. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income. Finally, the timing of the tax reporting and/or the valuation of the recognized gain on the AWI shares could be subject to change upon IRS review leading to higher cash tax expense.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Earnings from discontinued operations, net of tax of $0.3 and $18.9	$0.5	$28.0

Net earnings	$0.5	$28.0

Earnings per share of common stock, discontinued operations:
Basic	$0.01	$0.69
Diluted	$0.01	$0.69

Net earnings per share of common stock:
Basic	$0.01	$0.69
Diluted	$0.01	$0.69

Average number of common shares outstanding:
Basic	40.6	40.6
Diluted	40.6	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2007	December 31, 2006

Assets
Current assets:
Receivables	$27.3	$26.4

Total current assets	$27.3	$26.4

Total assets	$27.3	$26.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$0.2	$0.1
Income taxes payable	0.3	—

Total current liabilities	$0.5	$0.1

Shareholders’ equity:
Common stock, $1 par value per share, authorized 200 million shares; issued 51,878,910 shares	$51.9	$51.9
Capital in excess of par value	167.8	167.8
Retained earnings	320.4	319.9
Less common stock in treasury, at cost, 11,326,935 shares	(513.3)	(513.3)

Total shareholders’ equity	$26.8	$26.3

Total liabilities and shareholders’ equity	$27.3	$26.4

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Common stock, $1 par value:
Balance at beginning of year and March 31	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.8		$167.7
Share-based employee compensation	—		0.1

Balance at March 31	$167.8		$167.8

Reduction for ESOP loan guarantee:
Balance at beginning of year and March 31	$—		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$319.9		$(906.5)
Net earnings for period	0.5	$0.5	28.0	$28.0

Balance at March 31	$320.4		$(878.5)

Accumulated other comprehensive income:
Balance at beginning of year	—		$37.1
Foreign currency translation adjustments	—		0.8
Derivative (loss), net	—		(6.0)
Minimum pension liability adjustments	—		0.1

Total other comprehensive income (loss)	—	—	(5.1)	(5.1)

Balance at March 31	$—		$32.0

Comprehensive income		$0.5		$22.9

Less treasury stock at cost:
Balance at beginning of year and March 31	$(513.3)		$(513.3)

Total shareholders’ equity (deficit)	$26.8		$(1,282.3)

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net earnings from discontinued operations	$0.5	$28.0
Adjustments to reconcile net earnings to net cash (used for) operating activities	(0.5)	(117.8)

Net cash (used for) operating activities	$—	$(89.8)

Cash flow from investing activities:
Net cash (used for) discontinued operations investing activities	$—	$(20.9)

Net cash (used for) investing activities	$—	$(20.9)

Cash flows from financing activities:
Net cash provided by discontinued operations financing activities	$—	$0.2

Net cash provided by financing activities	$—	$0.2

Effect of exchange rate changes on cash and cash equivalents	—	0.5

Net (decrease) in cash and cash equivalents	—	(110.0)
Cash and cash equivalents at beginning of year	—	602.2

Cash and cash equivalents at end of period	$—	$492.2

Note: All cash and cash equivalents as of March 31, 2006 were related to discontinued operations.

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 1. BASIS OF PRESENTATION

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation. AHI is the parent company of Armstrong Worldwide, Inc. (“AWWD”) and AHI Funding Company, LLC. The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006 when AWI emerged from Chapter 11.

When we refer to the “Company,” “we”, “our” and “us” in this report, we are referring collectively to AHI and its subsidiaries.

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing the consolidated financial statements for the year ended December 31, 2006. These statements should therefore be read in conjunction with the consolidated financial statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings.

These condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include management estimates and judgments, where appropriate. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Certain amounts in the prior year’s Consolidated Statements of Earnings and related notes thereto have been reclassified to conform to the 2007 presentation, including the reclassification of AWI to discontinued operations.

Operating results for the first quarter of 2007 and the corresponding period of 2006 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. BUSINESS

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

Due to their affiliated status through October 1, 2006, the Company and AWI are required by the IRS to file a consolidated 2006 federal tax return by September 15, 2007. As a result of the above-mentioned tax losses, the Armstrong consolidated tax group is entitled to recover estimated tax payments made by AWI to the IRS in 2006, and in addition has the ability to elect to carry back the group’s tax losses either two or ten years in order to recover taxes paid in those years.

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

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2.1 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make, and the responsibility for, all relevant tax elections and the right to file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case following a hearing on April 2, 2007. Under the Settlement, the Company received the cash and AWI common stock proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007. Proceeds received from the sale of the common stock were $5.0 million.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI makes, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

If the Company does have a tax loss to carry forward after the 2006 tax return is filed, it is highly uncertain whether the Company would be able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whether the Company will be able to realize any economic value from these tax operating loss carryforwards will depend on two things: (i) first, determining that the Company has not yet experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards can be utilized.

Whether the Company has experienced an “ownership change” is determined by measuring the ownership by holders of more than five percent of the Company’s shares on certain testing dates and then comparing that ownership to the lowest amount of stock owned by that shareholder during the preceding three years. If a particular holder’s ownership during this period has increased, it is counted as an “owner shift”. If all “owner shifts” on a particular testing date total more than fifty percentage points, an “ownership change” has occurred.

At the direction of the Board of Directors, legal and tax counsel have analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company has experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicate that an “ownership change” has occurred. If that is the case, the Company’s tax operating loss carryforwards are already essentially worthless. However, it may be possible to obtain further information

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact has not yet occurred. Tax counsel for the Company is exploring this. But even if that research is fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors has been evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan will be submitted to shareholders for approval. If it is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company, was cancelled upon that Chapter 11 Plan becoming effective.

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

NOTE 3. DISCONTINUED OPERATIONS

As more fully described in Note 2, AHI’s sole operation was conducted through its indirect ownership of all capital stock of AWI. Upon AWI’s Plan of Reorganization becoming effective on October 2, 2006, all then-current shares of AWI were cancelled, effectively ending AHI’s ownership interest in AWI. Accordingly, no revenue and expenses associated with operating activities of AWI have been reflected since October 2, 2006.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the financial statements at December 31, 2006 and all prior periods have been reclassified to reflect AWI as a discontinued operation. Upon AWI’s emergence on October 2, 2006, AHI recorded a net gain on the disposition of AWI in the amount of $1,585.7 million. Included in that net gain is an impairment loss of $8.5 million, which arose from the settlement of intercompany claims

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

due from AWI approved by the bankruptcy court on April 2, 2007. As part of that settlement, AHI received cash of approximately $2.1 million and 98,697 shares of newly emerged AWI stock, valued at $5.0 million and $4.2 million as of March 31, 2007 and December 31, 2006, respectively. Additionally, in settlement of tax matters relating to consolidated tax filings and refunds, AHI also received $20 million directly from AWI in April 2007. The Company believes these proceeds will not be subject to federal or state income taxes, except to the extent that a different valuation of the receivable was required for tax purposes as of AWI’s emergence on October 2, 2006.

Net sales, pre-tax income and earnings from discontinued operations are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$—	$876.6

Pre-tax income from discontinued operations	$0.8	$46.9
Income tax (expense) on AWI discontinued operations	(0.3)	(18.9)

Earnings from discontinued operations	$0.5	$28.0

There were no assets or liabilities of the discontinued AWI business as of March 31, 2007 or December 31, 2006.

NOTE 4. RECEIVABLES

	March 31, 2007	December 31, 2006
Receivables associated with AWI settlement	$27.1	$26.3
Miscellaneous receivables	0.2	0.1

Receivables	$27.3	$26.4

The $27.1 million and $26.3 million receivables at March 31, 2007 and December 31, 2006, respectively, represent the fair value of expected proceeds from the settlement between AHI and AWI on all inter-company claim and tax matters. The settlement called for AWI to pay AHI $20 million in cash related to the tax matters and gave AHI an allowed claim under AWI’s POR related to the intercompany claims. The POR claim was settled for approximately $2.1 million in cash and 98,697 shares of newly emerged AWI stock. The shares were valued at $5.0 million and $4.2 million at March 31, 2007 and December 31, 2006, respectively. AHI received the settlement proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007. Proceeds received from the sale of the common stock were $5.0 million.

The $0.2 million and $0.1 million receivables at March 31, 2007 and December 31, 2006, respectively, represent the reimbursement of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 5.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 5. ACCRUED EXPENSES

	March 31, 2007	December 31, 2006
Total accrued expenses	$0.2	$0.1

The $0.2 million and $0.1 million of accrued expenses at March 31, 2007 and December 31, 2006, respectively, represent the accrual of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 4.

NOTE 6. INCOME TAXES

The portion of the receivable associated with the AWI shares has increased significantly in value from issuance. The timing of the recognition of this gain for tax purposes differs from the financial reporting gain. As a result, some portion of this gain for tax purposes will be recognized subsequent to a date whereon the Company may have incurred a change in ownership. Any realized gains for tax purposes subsequent to an ownership change date would likely not be shielded by net operating loss carryforwards (see Note 2). As a result of the timing, a current tax payable of $0.3 million was recorded during the first quarter of 2007.

The Company has adopted FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective as of January 1, 2007. The Company has no Unrecognized Tax Benefits (“UTB”) as of January 1, 2007. Therefore, there will be no UTB that, if recognized in future periods, would impact the reported effective tax rate. In addition, there is no UTB for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly increase or decrease within twelve months.

Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on uncertain tax positions as income tax expense consistently for all income tax purposes. The Company had no accrued interest and penalties as of January 1, 2007.

The Company has been audited in the United States, the most significant tax jurisdiction, for all tax years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company is not currently under audit for U.S. Federal tax purposes.

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

On August 23, 2006, the Company announced it had claims in AWI’s Chapter 11 case (the AHI Claim). The AHI Claim related to intercompany charges and credits between the companies and tax losses and refunds. On February 26, 2007, AHI and AWI announced they had reached a settlement on all intercompany claims and tax matters and following a hearing on April 2, 2007, the settlement was approved by the U.S. Bankruptcy Court. AWI subsequently paid the Company the consideration due under that approved settlement. See Note 2 for further details on the settlement. A copy of the Stipulation and Agreement is incorporated by reference from the AHI Current Report on Form 8-K dated February 26, 2007, wherein it appeared as Exhibit No. 99.2.

NOTE 8. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares.

NOTE 9. RELATED PARTIES

AHI’s stock ownership in AWI was cancelled on October 2, 2006. However, AHI filed a claim against AWI with respect to intercompany accounts owed to it. In addition, upon the cancellation of AHI’s ownership interest in AWI, AHI realized a substantial tax loss. On February 26, 2007, AHI announced that a settlement had been reached with AWI, which was approved by the bankruptcy court following a hearing on April 2, 2007. See Note 2 for further discussion.

In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. During the first quarter of 2007, AHI incurred $0.1 million of costs for legal, audit and director fees, which are reimbursable by AWI.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of March 31, 2007 and 2006, the related condensed consolidated statements of earnings for the three-month period ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows and shareholders’ equity for the three-month period ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong Holdings, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated April 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 8, 2007

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

When we refer to the “Company,” “we”, “our” and “us” in this report, we are referring collectively to AHI and its subsidiaries.

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

Due to their affiliated status through October 1, 2006, the Company and AWI are required by the IRS to file a consolidated 2006 federal tax return by September 15, 2007. As a result of the above-mentioned tax losses, the Armstrong consolidated tax group is entitled to recover estimated tax payments made by AWI to the IRS in 2006, and in addition has the ability to elect to carry back the group’s tax losses either two or ten years in order to recover taxes paid in those years.

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

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2.1 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make, and the responsibility for, all relevant tax elections and the right to file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case following a hearing on April 2, 2007. Under the Settlement, the Company received

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

the cash and AWI common stock proceeds in April 2007. The Company sold the AWI common stock in the open market during April 2007. Proceeds received from the sale of the common stock were $5.0 million.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI makes, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

If the Company does have a tax loss to carry forward after the 2006 tax return is filed, it is highly uncertain whether the Company would be able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whether the Company will be able to realize any economic value from these tax operating loss carryforwards will depend on two things: (i) first, determining that the Company has not yet experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards can be utilized.

Whether the Company has experienced an “ownership change” is determined by measuring the ownership by holders of more than five percent of the Company’s shares on certain testing dates and then comparing that ownership to the lowest amount of stock owned by that shareholder during the preceding three years. If a particular holder’s ownership during this period has increased, it is counted as an “owner shift”. If all “owner shifts” on a particular testing date total more than fifty percentage points, an “ownership change” has occurred.

At the direction of the Board of Directors, legal and tax counsel have analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company has experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicate that an “ownership change” has occurred. If that is the case, the Company’s tax operating loss carryforwards are already essentially worthless. However, it may be possible to obtain further information from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact has not yet occurred. Tax counsel for the Company is exploring this. But even if that research is fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors has been evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan will be submitted to shareholders for approval. If it is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

As discussed above, AWI’s Chapter 11 Plan provided that the former capital stock of AWI, all of which was held by the Company, was cancelled upon that Chapter 11 Plan becoming effective.

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

RESULTS OF OPERATIONS

All activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there are no amounts reported on a continuing operations basis. The amounts reported as discontinued operations include unrealized appreciation in the value of the AWI common shares. See “Overview” for further discussion.

FINANCIAL CONDITION AND LIQUIDITY

As shown on the Condensed Consolidated Balance Sheets, AHI had no cash as of March 31, 2007. However, AHI received approximately $22.1 million of cash during April 2007 as a result of the Settlement between AHI and AWI. The Company also received 98,697 shares of AWI common stock as part of the Settlement. The Company sold the shares in the open market during April 2007, resulting in additional cash proceeds of approximately $5 million. At April 30, 2007 AHI had $27.2 million of cash and cash equivalents.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors has been evaluating what future action is in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan will be submitted to shareholders for approval. If it is approved by shareholders, a distribution to shareholders of the Company’s net assets would be effected as soon as practicable thereafter. The dissolution process would involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania.

Since AHI does not conduct any business or operations, AHI does not expect to incur any operating expenses other than ongoing legal and advisory fees. Future liquidity needs, if any, will be funded by cash on hand. Under the terms of AWI’s POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

RELATED PARTIES

AHI’s stock ownership in AWI was cancelled on October 2, 2006. However, AHI filed a claim against AWI with respect to intercompany accounts owed to it. In addition, upon the cancellation of AHI’s ownership interest in AWI, AHI realized a substantial tax loss. On February 26, 2007, AHI announced that a settlement had been reached with AWI, which was approved by the bankruptcy court following a hearing on April 2, 2007. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2006 Form 10-K.

Item 5.	Other Information

Armstrong Holdings, Inc. announced on May 8, 2007 that its Board of Directors has recommended that the Company be dissolved. The Board approved a Plan of Dissolution which will be submitted for shareholder approval. A shareholder meeting to consider this recommendation is planned for July. The exact date will be set after proxy materials for the meeting have been submitted for SEC review.

Armstrong Holdings, Inc. previously was the parent holding company of Armstrong World Industries, Inc. (“AWI”) but its ownership of AWI was cancelled October 2, 2006 when AWI emerged from Chapter 11 bankruptcy reorganization and issued new stock to its creditors. Armstrong Holdings, Inc. has no operations, no employees and no assets other than approximately $27 million in cash—representing the proceeds of a Court-approved settlement with AWI over intercompany transactions and tax benefits.

The Company considered whether it was prudent for it to explore investing its cash in a new business, particularly in view of the large tax loss the Company has due to the cancellation of its ownership of AWI. The Board of Directors consulted with tax, legal and business advisors, who were unanimous in their recommendation against that course. The Board concluded that it would not be appropriate to enter a new business, and that an effective use of any substantial part of its tax loss was doubtful. The Board concluded it is in the best interests of shareholders to dissolve and distribute its cash to shareholders after winding up the Company.

If approved by shareholders, the Company currently hopes it would be able to file Articles of Dissolution and issue the distribution of the Company’s net assets in the fourth quarter.

The costs of the Company’s governance and dissolution are being paid by AWI as provided for in AWI’s Chapter 11 Plan of Reorganization.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, as amended, effective October 2, 2006, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, wherein they appeared as Exhibit 3.3.

No. 10.1	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.2	Change in Control Agreement and Indemnification Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.3	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.4	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Stead is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.5	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Messrs. Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(o).* (SEC File No. 000-50408)

No. 10.6	Form of Change in Control Agreement with Armstrong World Industries, Inc. and Messrs. Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(k).* (SEC File No. 1-2116)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Sellers is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50408)

No. 10.8	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.9	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong Holdings, Inc.

By:	/s/ F. Nicholas Grasberger III
F. Nicholas Grasberger III, Senior Vice President
and Chief Financial Officer

By:	/s/ William C. Rodruan
William C. Rodruan, Vice President and
Controller (Principal Accounting Officer)

Date: May 8, 2007

EXHIBIT INDEX

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer of Armstrong Holdings, Inc. required by Rule 13a-14(b) and18 U.S.C. Section 1350 (furnished herewith).