Form 10-Q
period 2007-06-30
ARMSTRONG HOLDINGS INC /PA/
filed 2007-07-23
CIK 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of July 13, 2007 – 40,551,974

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

Risk Factors

The Company’s financial condition is subject to risks that are not under our control. These risks should be taken into account in evaluating any investment decision. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.

No matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for the Company. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.

As discussed in Item 2 of this report, a final federal income tax return for the Company and AWI on a consolidated basis for 2006 is required to be filed by September 15, 2007. The Company will report substantial tax losses in this tax return due to the cancellation of its ownership of AWI.

Some portion of the Company’s worthless stock loss may be used as a carry back against taxable income in prior years. The Company’s ability to use the balance of any tax loss carry forward to offset income this year is subject to limitations applicable for federal income tax purposes in the event of certain changes in ownership of the Company. There is no assurance such a limiting change in ownership has not and will not occur. Furthermore, the timing of the tax reporting and/or the valuation of the recognized gain on the proceeds of the Company’s settlement with AWI described in Note 2 to the Condensed Consolidated Financial Statements could be subject to change upon IRS review, leading to higher cash tax expense.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings

(amounts in millions, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings from discontinued operations, net of tax of $0.2, $26.9, $0.5 and $45.8	$0.2	$40.2	$0.7	$68.2

Net earnings	$0.2	$40.2	$0.7	$68.2

Earnings per share of common stock, discontinued operations:
Basic	$0.00	$0.99	$0.02	$1.68
Diluted	$0.00	$0.99	$0.02	$1.68
Net earnings per share of common stock:
Basic	$0.00	$0.99	$0.02	$1.68
Diluted	$0.00	$0.99	$0.02	$1.68
Average number of common shares outstanding:
Basic	40.6	40.6	40.6	40.6
Diluted	40.6	40.7	40.6	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$27.4	—
Receivables	0.3	$26.4

Total current assets	$27.7	$26.4

Total assets	$27.7	$26.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$0.2	$0.1
Income taxes payable	0.5	—

Total current liabilities	$0.7	$0.1

Shareholders’ equity:
Common stock, $1 par value per share, authorized 200 million shares; issued 51,878,910 shares	$51.9	$51.9
Capital in excess of par value	167.8	167.8
Retained earnings	320.6	319.9
Less common stock in treasury, at cost, 11,326,935 shares	(513.3)	(513.3)

Total shareholders’ equity	$27.0	$26.3

Total liabilities and shareholders’ equity	$27.7	$26.4

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except per share amounts)

Unaudited

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Common stock, $1 par value:
Balance at beginning of year and June 30	$51.9		$51.9

Capital in excess of par value:
Balance at beginning of year	$167.8		$167.7
Share-based employee compensation	—		0.1

Balance at June 30	$167.8		$167.8

Reduction for ESOP loan guarantee:
Balance at beginning of year and June 30	$—		$(142.2)

Retained earnings (accumulated deficit):
Balance at beginning of year	$319.9		$(906.5)
Net earnings for period	0.7	$0.7	68.2	$68.2

Balance at June 30	$320.6		$(838.3)

Accumulated other comprehensive income:
Balance at beginning of year	—		$37.1
Foreign currency translation adjustments	—		12.9
Derivative loss, net	—		(8.3)
Minimum pension liability adjustments	—		(0.5)

Total other comprehensive income	—	—	4.1	4.1

Balance at June 30	$—		$41.2

Comprehensive income		$0.7		$72.3

Less treasury stock at cost:
Balance at beginning of year and June 30	$(513.3)		$(513.3)

Total shareholders’ equity (deficit)	$27.0		$(1,232.9)

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net earnings from discontinued operations	$0.7	$68.2
Adjustments to reconcile net earnings to net cash provided by operating activities	26.7	(67.2)

Net cash provided by operating activities	$27.4	$1.0

Cash flow from investing activities:
Net cash used for discontinued operations investing activities	$—	$(65.8)

Net cash used for investing activities	$—	$(65.8)

Cash flows from financing activities:
Net cash used for discontinued operations financing activities	$—	$(6.7)

Net cash used for financing activities	$—	$(6.7)

Effect of exchange rate changes on cash and cash equivalents	—	4.3

Net increase (decrease) in cash and cash equivalents	27.4	(67.2)
Cash and cash equivalents at beginning of year	—	602.2

Cash and cash equivalents at end of period	$27.4	$535.0

Note: All cash and cash equivalents are related to discontinued operations.

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

Certain amounts in the prior year’s Consolidated Statements of Earnings and related notes have been reclassified to conform to the 2007 presentation, including the reclassification of AWI to discontinued operations.

Operating results for the second quarter and first six months of 2007 and the corresponding periods of 2006 included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case following a hearing on April 2, 2007. Under the Settlement, the Company received the cash and AWI common stock proceeds from the initial distribution in April 2007. The Company sold the AWI common stock in the open market during April 2007. Proceeds received from the sale of the common stock were $5.0 million.

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 additional AWI shares. See Note 4 for further information on the second distribution.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI makes, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

If the Company does have a tax loss to carry forward after the 2006 tax return is filed, it is highly uncertain whether the Company would be able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whether the Company would be able to realize any economic value from these tax operating loss carryforwards would depend on two things: (i) first, determining that the Company has not yet experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards can be utilized.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

At the direction of the Board of Directors, legal and tax counsel analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicated that an “ownership change” occurred. If that is the case, the Company’s tax operating loss carryforwards are already essentially worthless. The Company’s tax counsel sought, but was unsuccessful in obtaining, further information from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact has not yet occurred. But even if further research on this issue were to be fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

The Company is requesting a private letter ruling from the Internal Revenue Service that an “ownership change” has not occurred. The ruling request is based on a statement of facts specific to the Company and a statement of law with analysis. The income tax in these financial statements assumes an ownership change has occurred. If a favorable IRS ruling is received, then the tax accrued in these financial statements will not be payable and only minimal tax will be due.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors evaluated what future action was in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. The dissolution process involves a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania, for which there is no set timetable. A distribution to shareholders of the Company’s net assets will be effected as soon as practicable upon completion of these steps, but, as noted above, the timing of certain requirements is not under the Company’s control. The Company currently expects, however, that it may be able to sufficiently complete its winding up so as to be able to distribute its remaining assets to its shareholders in the fourth quarter of this year.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI and its directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan.

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated.

•	AHI and its officers, directors, employees and agents received the benefit of certain exculpation provisions.

•	AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI contemplated in the Plan.

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

Upon AWI’s emergence on October 2, 2006, AHI recorded a net gain on the disposition of AWI in the amount of $1,585.7 million. Included in that net gain is an impairment loss of $8.5 million, which arose from the settlement of intercompany claims due from AWI approved by the bankruptcy court on April 2, 2007. As part of that settlement, AHI received an initial distribution of cash of approximately $2.1 million and 98,697 shares of newly emerged AWI stock. These shares were sold immediately after their receipt in April 2007, providing cash proceeds of $5.0 million.

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 additional AWI shares. See Note 4 for further information on the second distribution.

Additionally, in settlement of tax matters relating to consolidated tax filings and refunds, AHI also received $20 million directly from AWI in April 2007. The Company believes these proceeds will not be subject to federal or state income taxes.

Net sales, pre-tax income and earnings from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$945.5	$—	$1,822.1

Pre-tax income from discontinued operations	$0.4	$67.1	$1.2	$114.0
Income tax (expense) on discontinued operations	(0.2)	(26.9)	(0.5)	(45.8)

Earnings from discontinued operations	$0.2	40.2	$0.7	$68.2

There were no assets or liabilities of the discontinued AWI business as of June 30, 2007 or December 31, 2006.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 4. RECEIVABLES

	June 30, 2007	December 31, 2006
Receivables associated with AWI settlement	$0.1	$26.3
Miscellaneous receivables	0.2	0.1

Receivables	$0.3	$26.4

The $0.1 million and $26.3 million receivables at June 30, 2007 and December 31, 2006, respectively, represent the fair value of expected proceeds from the settlement between AHI and AWI on all inter-company claim and tax matters. The settlement called for AWI to pay AHI $20 million in cash related to the tax matters and gave AHI an allowed claim under AWI’s POR related to the intercompany claims. The POR claim was initially settled for approximately $2.1 million in cash and 98,697 shares of newly emerged AWI stock which were valued at $4.2 million at December 31, 2006. AHI received the settlement proceeds and sold the AWI stock in the open market in April 2007. Proceeds received from the sale of the common stock were $5.0 million.

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 additional AWI shares, valued at $0.07 million at June 30, 2007. Accordingly, an additional settlement receivable of $0.1 million was accrued at June 30, 2007. The Company sold the AWI common stock in the open market in July 2007. Proceeds received from the sale of the common stock were $0.07 million.

The miscellaneous receivables of $0.2 million and $0.1 million at June 30, 2007 and December 31, 2006, respectively, represent the reimbursement of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 5.

NOTE 5. ACCRUED EXPENSES

	June 30, 2007	December 31, 2006
Total accrued expenses	$0.2	$0.1

The $0.2 million and $0.1 million of accrued expenses at June 30, 2007 and December 31, 2006, respectively, represent the accrual of AHI legal, audit and director fees. In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 4.

NOTE 6. INCOME TAXES

The portion of the receivable associated with the AWI shares increased significantly in value from issuance to the time of sale. The timing of the recognition of this gain for tax purposes differs from the financial reporting gain. As a result, some portion of this gain for tax purposes will be recognized subsequent to a date whereon the Company may have incurred a change in ownership. Any realized gains for tax purposes subsequent to an ownership change date would likely not be shielded by net operating loss carryforwards (see Note 2). As a result of the timing, a current tax payable of $0.5 million was recorded during the first half of 2007.

For tax purposes, the Company realized an approximate $1.9 million capital loss associated with the AWI settlement. Since it is highly uncertain whether the Company would be able to generate sufficient capital gains to utilize this tax loss in the future, the Company has provided a full valuation allowance to the extent of this benefit.

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

The Company has been audited in the United States, the most significant tax jurisdiction, for all tax years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company is not currently under audit for U.S. Federal tax purposes. AWI has indemnified AHI against tax liabilities for taxable periods ended on or before October 2, 2006, in accordance with the AWI settlement.

NOTE 7. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any Company property is the subject. The Company has conducted no business and has had no operations and no employees since its stock ownership in AWI was cancelled on October 2, 2006. Accordingly, AHI has no recorded contingent liabilities.

On August 23, 2006, the Company announced it had claims in AWI’s Chapter 11 case (the AHI Claim). The AHI Claim related to intercompany charges and credits between the companies and tax losses and refunds. On February 26, 2007, AHI and AWI announced they had reached a settlement on all intercompany claims and tax matters. Following a hearing on April 2, 2007, the settlement was approved by the U.S. Bankruptcy Court. AWI subsequently paid the Company the initial consideration due under that approved settlement. See Note 2 for further details on the settlement. A copy of the Stipulation and Agreement is incorporated by reference from the AHI Current Report on Form 8-K dated February 26, 2007, wherein it appeared as Exhibit No. 99.2.

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

In accordance with the AWI POR, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. During the second quarter and first six months of 2007, AHI incurred $0.3 million and $0.5 million of costs for legal, audit and director fees, respectively, which are reimbursable by AWI.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 10. SUBSEQUENT EVENT

At a special shareholder meeting on July 18, 2007, the Company’s shareholders approved a plan of dissolution. As a result, the Company adopted the liquidation basis of accounting effective July 18, 2007. The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting. The Company does not expect the adoption of the liquidation basis of accounting to have a material impact on its financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of June 30, 2007, the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 23, 2007

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

The Settlement was approved by the U.S. Bankruptcy Court in Wilmington, Delaware that presided over AWI’s Chapter 11 case following a hearing on April 2, 2007. Under the Settlement, the Company received the cash and AWI common stock proceeds from the initial distribution in April 2007. The Company sold

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

the AWI common stock in the open market during April 2007. Proceeds received from the sale of the common stock were $5.0 million.

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 in additional AWI shares. See Note 4 to the Condensed Consolidated Financial Statements for further information on the second distribution.

Under the Settlement, AWI will administer both companies’ tax returns for 2006. Depending on elections that AWI makes, the Company’s worthless stock tax loss, and related loss available for carry forward, could be significantly reduced.

If the Company does have a tax loss to carry forward after the 2006 tax return is filed, it is highly uncertain whether the Company would be able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whether the Company would be able to realize any economic value from these tax operating loss carryforwards would depend on two things: (i) first, determining that the Company has not yet experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards can be utilized.

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

At the direction of the Board of Directors, legal and tax counsel analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicated that an “ownership change” occurred. If that is the case, the Company’s tax operating loss carryforwards are already essentially worthless. The Company’s tax counsel sought, but was unsuccessful in obtaining, further information from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact has not yet occurred. But even if further research on this issue were to be fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so there is no assurance that there will be significant future taxable income.

The Company is requesting a private letter ruling from the Internal Revenue Service that an “ownership change” has not occurred. The ruling request is based on a statement of facts specific to the Company and a statement of law with analysis. The income tax in these financial statements assumes an ownership change has occurred. If a favorable IRS ruling is received, then the tax accrued in these financial statements will not be payable and only minimal tax will be due.

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors evaluated what future action was in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. The dissolution process involves a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania, for which there is no set timetable. A distribution to shareholders of the Company’s net assets will be effected as soon as practicable upon completion of these steps, but, as noted above, the timing of certain requirements is not under the Company’s control. The Company currently expects, however, that it may be able to sufficiently complete its winding up so as to be able to distribute its remaining assets to its shareholders in the fourth quarter of this year.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI and its directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan pursuant to Section 3.2(g).

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service under Section 8.6.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated pursuant to Section 8.7.

•	AHI and its officers, directors, employees and agents received the benefit of certain exculpation provisions of Section 11.6.

•	AWI will bear costs and expenses of AHI for a reasonable time through an eventual dissolution of AHI contemplated in the Plan as provided in Section 7.24.

This description of the provisions of the AWI Chapter 11 Plan is qualified in its entirety by reference to the terms thereof.

RESULTS OF OPERATIONS

All activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there are no amounts reported on a continuing operations basis. The amounts reported as discontinued operations include appreciation in the value of the AWI common shares and interest income earned on the cash proceeds from the sale of those shares. See “Overview” for further discussion.

FINANCIAL CONDITION AND LIQUIDITY

AWI’s Chapter 11 Plan contemplates that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors evaluated what future action was in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. A distribution to shareholders of the Company’s net assets will be effected as soon as practicable. The dissolution process will involve a number of steps, such as noticing any potential claimants, resolving any viable claims and obtaining tax clearance from the Commonwealth of Pennsylvania. A distribution to shareholders of the Company’s net assets will be effected as soon as practicable upon completion of these steps, but, as noted above, the timing of certain requirements is not under the Company’s control. The Company currently expects, however, that it may be able to sufficiently complete its winding up so as to be able to distribute its remaining assets to its shareholders in the fourth quarter of this year.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors

See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2006 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

At the special shareholder meeting on July 18, 2007, shareholders approved proceeding with the Plan of Dissolution for the Company as recommended by the board of directors, and also ratified KPMG as the Company’s auditors for 2007.

On the proposal to approve the Plan of Dissolution, there were 19,181,309 votes cast, of which 18,230,373 votes (95.04%) were cast in favor, 765,210 were cast against and 185,726 votes abstained. There also were 15,434,378 “broker non-votes” for shares in customer accounts at brokers and banks holding shares on behalf of those beneficial owners who did not provide instructions on how to vote their shares on this matter. The proposal was approved since it achieved the required majority of the votes actually cast.

On the proposal to ratify KPMG as the Company’s independent auditor for 2007, there were 34,615,687 votes cast, of which 33,917,268 votes (97.98%) were cast in favor, 450,037 were cast against and 248,382 votes abstained. There were no “broker non-votes” on this matter. Applicable rules allowed brokers and banks holding shares on behalf of their customers to vote on this matter even though they did not receive instructions from those customers. The proposal was approved since it achieved the required majority of the votes actually cast.

Item 5.	Other Information

Armstrong Holdings, Inc. announced on May 8, 2007 that its Board of Directors recommended that the Company be dissolved. The Board approved a Plan of Dissolution which was submitted for and received shareholder approval on July 18, 2007.

Following the recent approval of the Plan of Dissolution by shareholders, the Company hopes to file Articles of Dissolution and issue the distribution of the Company’s net assets to shareholders in the fourth quarter of this year. Achieving this timing will depend, among other things, on whether the Company receives any claims that will have to be resolved and how quickly the State of Pennsylvania tax authorities act on a request to allow the Company to dissolve.

The costs of the Company’s governance and dissolution are being paid by AWI as provided for in AWI’s Chapter 11 Plan of Reorganization.

At a meeting of the Board of Directors on July 23, 2007, the Board reviewed the voting results from the special shareholder meeting on July 18, 2007, and directed that management proceed with the Plan of Dissolution and that related notices, communications and other actions to advance the dissolution be commenced.

Following these actions, the Board elected Walter Gangl and John Rigas as directors to replace Messrs Sellers and Stead, who resigned effective the close of that meeting. The new directors, with Mr. Lockhart who remains as Chairman, will oversee implementation of the Plan of Dissolution.

Messrs. Gangl and Rigas are also officers of the Company (Assistant Secretary and Secretary, respectively) and of Armstrong World Industries, Inc. There is no arrangement or understanding between them or any other person concerning their selection or service as directors.

Upon this change in the Board’s composition, the Board as a whole will act as the audit committee to the extent necessary prior to the Company’s dissolution.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 2.1	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization, as amended by modifications through May 23, 2006 is incorporated by reference from the 2005 Annual Report on Form 10-K wherein it appeared as Exhibit 2.3.

No. 3.1	Armstrong Holdings, Inc.’s Amended and Restated Articles of Incorporation are incorporated by reference from the Current Report on Form 8-K dated May 9, 2000, wherein it appeared as Exhibit 3.1(i). (SEC File No. 000-50408)

No. 3.2	Armstrong Holdings, Inc.’s Bylaws, as amended, effective October 2, 2006, are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, wherein they appeared as Exhibit 3.3.

No. 10.1	Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart dated August 7, 2000 is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 wherein it appeared as Exhibit 10(a). * (SEC File No. 000-50408)

No. 10.2	Change in Control Agreement and Indemnification Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart, dated August 7, 2000 are incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, wherein they appeared as Exhibits 10(e) and 10(f), respectively. * (SEC File No. 000-50408)

No. 10.3	Amendment to August 7, 2000 Employment Agreement between Armstrong Holdings, Inc. and Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, wherein it appeared as Exhibit 10. * (SEC File No. 000-50408)

No. 10.4	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Stead is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, wherein it appeared as Exhibit 10(iii)(a). * (SEC File No. 000-50408)

No. 10.5	Form of Indemnification Agreement between Armstrong Holdings, Inc. and Messrs. Gangl, Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(o).* (SEC File No. 000-50408)

No. 10.6	Form of Change in Control Agreement with Armstrong World Industries, Inc. and Messrs. Rigas and Rodruan is incorporated by reference from the 2000 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(k).* (SEC File No. 1-2116)

No. 10.7	Form of Indemnification Agreement among Armstrong Holdings, Inc., Armstrong World Industries, Inc. and Mr. Sellers is incorporated by reference from the 2001 Annual Report on Form 10-K wherein it appeared as Exhibit 10(iii)(s). * (SEC File No. 000-50408)

No. 10.8	Order Authorizing and Approving Retention Program for Key Employees and Approving Assumption of Executory Contracts dated April 18, 2001 is incorporated by reference from the 2001 Annual Report on Form 10-K, wherein it appeared as Exhibit 10(iii)(u).

No. 10.9	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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

Date: July 23, 2007

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