Form 10-Q
period 2007-09-30
ARMSTRONG HOLDINGS INC /PA/
filed 2007-10-22
CIK 1109304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Armstrong Holdings, Inc.’s common stock outstanding as of October 15, 2007 – 40,551,974

T ABLE OF CONTENTS

Uncertainties Affecting Forward-Looking Statements

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation that is in dissolution. The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006.

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

As discussed in Item 2 of this report, a final consolidated federal income tax return for the Company and AWI was filed on September 14, 2007. The Company reported substantial tax losses due to the cancellation of its ownership of AWI. Some portion of that worthless stock loss may be able to be carried forward and used to offset interest income earned in 2007. This issue is being vetted with the Internal Revenue Service (“IRS”). Furthermore, the valuation of the recognized gain on the proceeds of the Company’s settlement with AWI described in Note 2 to the Condensed Consolidated Financial Statements could be subject to change upon IRS review, leading to adjusted cash tax expense.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statement of Net Assets as of September 30, 2007 (Liquidation Basis)

Condensed Consolidated Balance Sheet as of December 31, 2006 (Going Concern Basis)

(amounts in millions, except share data)

	Unaudited September 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$27.9	—
Receivables	0.2	$26.4

Total current assets	$28.1	$26.4

Total assets	$28.1	$26.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$0.2	$0.1
Income taxes payable	0.7	—

Total current liabilities	$0.9	$0.1

Total liabilities	$0.9	$0.1

Shareholders’ equity:
Common stock, $1 par value per share, authorized 200 million shares; issued 51,878,910 shares at December 31, 2006		$51.9
Capital in excess of par value		167.8
Retained earnings		319.9
Less common stock in treasury, at cost, 11,326,935 shares at December 31, 2006		(513.3)

Total shareholders’ equity		$26.3

Total liabilities and shareholders’ equity		$26.4

Net assets in liquidation	$27.2

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

(amounts in millions)

Unaudited

For the period from July 1 to September 30, 2007 (Note 1)
Shareholders’ Equity at June 30, 2007	$27.0
Liquidation basis adjustments:
Accrue estimated costs of liquidation	(0.2)
Accrue receivable for reimbursement of costs of liquidation	0.2

Net assets in liquidation at July 1, 2007	$27.0
Investment income	0.4
Provision for estimated income taxes	(0.2)

Net assets in liquidation at September 30, 2007	$27.2

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings (Going Concern Basis)

(amounts in millions, except per share amounts)

Unaudited

	For the three months ended September 30, 2006	For the six months ended June 30, 2007	For the nine months ended September 30, 2006
Earnings from discontinued operations, net of tax of $24.5, $0.5 and $70.3	$39.2	$0.7	$107.4

Net earnings	$39.2	$0.7	$107.4

Earnings per share of common stock, discontinued operations:
Basic	$0.97	$0.02	$2.65
Diluted	$0.96	$0.02	$2.64
Net earnings per share of common stock:
Basic	$0.97	$0.02	$2.65
Diluted	$0.96	$0.02	$2.64
Average number of common shares outstanding:
Basic	40.6	40.6	40.6
Diluted	40.7	40.6	40.7

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Going Concern Basis)

(amounts in millions)

Unaudited

	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net earnings from discontinued operations	$0.7	$107.4
Adjustments to reconcile net earnings to net cash provided by operating activities	26.7	(49.4)

Net cash provided by operating activities	$27.4	$58.0

Cash flow from investing activities:
Net cash used for discontinued operations investing activities	$—	$(113.7)

Net cash used for investing activities	$—	$(113.7)

Cash flows from financing activities:
Net cash used for discontinued operations financing activities	$—	$(31.3)

Net cash used for financing activities	$—	$(31.3)

Effect of exchange rate changes on cash and cash equivalents	—	5.4

Net increase (decrease) in cash and cash equivalents	27.4	(81.6)
Cash and cash equivalents at beginning of year	—	602.2

Cash and cash equivalents at end of period	$27.4	$520.6

Note: All cash and cash equivalents are related to discontinued operations.

See accompanying notes to condensed consolidated financial statements beginning on page 8.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 1. BASIS OF PRESENTATION

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation that is in dissolution. The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006 when AWI emerged from Chapter 11. At a special shareholder meeting on July 18, 2007, the Company’s shareholders approved a plan of dissolution.

When we refer to the “Company,” “we”, “our” and “us” in this report, we are referring collectively to AHI and its subsidiaries.

The condensed consolidated financial statements for the first six months of 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of a plan of dissolution on July 18, 2007, we were required to adopt the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Our shareholders approved a plan of dissolution on July 18, 2007. However, for administrative convenience, we elected to adopt the liquidation basis of accounting effective July 1, 2007. The only income generated and expenses incurred in the period from July 1, 2007 to July 18, 2007 were from discontinued operations.

The conversion from the going concern to liquidation basis of accounting required management to make certain estimates and judgments. Under the liquidation basis of accounting, we are required to accrue for the estimated costs to be incurred during liquidation. We accrued $0.2 million as of July 1, 2007 as our estimate for future liquidation costs. In accordance with the AWI’s Fourth Amended Plan of Reorganization (the “Chapter 11 Plan”), AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. Accordingly, we also recorded an additional receivable of $0.2 million on July 1, 2007. Because of the nature of our existing assets and liabilities, no other adjustments were necessary in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings.

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

Operating results included in this report are unaudited. However, these condensed consolidated financial statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 2. BUSINESS

The Company previously was the parent holding company of AWI. On December 6, 2000, AWI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code to achieve a resolution of its asbestos-related liability. On October 2, 2006, AWI emerged from Chapter 11 reorganization under its Chapter 11 Plan, which provided for the cancellation of the AWI stock owned by the Company.

AWI’s Chapter 11 Plan contemplated that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors evaluated what future action was in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. Following the approval of the Plan of Dissolution by shareholders, the Company published and served notice of its pending dissolution on various parties in accordance with Pennsylvania law. One claim against the Company has been asserted, but the Company believes it has no merit and is seeking to have it withdrawn. The Company is awaiting resolution of its final federal and state tax liabilities before making a distribution of its net assets to its shareholders and filing Articles of Dissolution. The Company hopes to file Articles of Dissolution and issue the distribution of the Company’s net assets to shareholders in the fourth quarter of this year. Achieving this timing depends, among other things, on whether the Company receives any other claims that will have to be resolved and how quickly government tax authorities respond to Company requests.

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

Due to their affiliated status through October 1, 2006, the Company and AWI were required by the Internal Revenue Service (“IRS”) to file a consolidated 2006 federal tax return. As a result of the above-mentioned tax losses, the Armstrong consolidated tax group was entitled to recover estimated tax payments made by AWI to the IRS in 2006, and in addition had the ability to elect to carry back the group’s tax losses either two or ten years in order to recover taxes paid in those years. The Company’s and AWI’s respective preferences concerning these elections and utilization of the group’s tax losses were not necessarily the same. Moreover, there was no IRS regulation nor any prior written agreement between the companies that prescribed how to allocate tax refunds between them.

In order to resolve the Company’s claim against AWI, determine how to handle the tax elections and establish the Company’s and AWI’s respective rights to prospective tax refunds, the Board of Directors of the Company appointed a special committee of the Board comprised of independent outside directors Jerre L. Stead and M. Edward Sellers. Neither of these directors was a director or officer of AWI. The special committee engaged the law firm of McDermott, Will & Emery to advise it in connection with these matters.

Following negotiations of the special committee and their legal counsel with AWI, on February 26, 2007 the Company announced that a settlement (the “Settlement”) had been reached with AWI.

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2.1 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

make, and the responsibility for, all relevant tax elections, and the right to file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

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

The Company has a tax loss to carry forward after the 2006 tax year but it was highly uncertain whether the Company would have been able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whatever utility or value they may have had will be extinguished upon the Company’s dissolution. Whether the Company would have been able to realize any economic value from these tax operating loss carryforwards depends on two things: (i) first, determining that the Company had not experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards could have been utilized.

Whether a company has experienced an “ownership change” is determined by measuring the ownership by holders of more than five percent of the company’s shares on certain testing dates and then comparing that ownership to the lowest amount of stock owned by that shareholder during the preceding three years. If a particular holder’s ownership during this period has increased, it is counted as an “owner shift”. If all “owner shifts” on a particular testing date total more than fifty percentage points, an “ownership change” has occurred.

At the direction of the Board of Directors, legal and tax counsel analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicated that an “ownership change” occurred. If that is the case, the Company’s tax operating loss carryforwards were already essentially worthless. The Company’s tax counsel sought, but was unsuccessful in obtaining, further information from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact had not yet occurred. But even if further research on this issue were to be fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so in its present circumstances it was very unlikely the Company would have significant future taxable income.

In connection with its 2007 income tax liability, the Company requested a private letter ruling from the IRS that an “ownership change” has not occurred. This would allow the Company to offset its 2007 interest income by use of its loss carryforward from 2006. The ruling request is based on a statement of facts specific to the Company and a statement of law with analysis. The income tax recorded in these financial statements assumes an ownership change has occurred. If a favorable IRS ruling is received, then the

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

majority of the tax accrued in these financial statements will not be payable, and only minimal tax will be due.

Other provisions of the AWI Chapter 11 Plan affecting the Company include the following:

•	AHI and its directors and officers have protection from liability for asbestos liabilities of AWI as specified in that Plan.

•	AWI assumed obligations to indemnify certain directors and officers of AHI who served during the course of AWI’s Chapter 11 case for their service.

•	All existing equity compensation plans of AHI (which had previously been used to compensate employees of AWI and its subsidiaries) were terminated.

•	AHI and its officers, directors, employees and agents received the benefit of certain exculpation provisions.

•	AWI is bearing costs and expenses of AHI for a reasonable time through the dissolution of AHI contemplated in the Plan.

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

Upon AWI’s emergence on October 2, 2006, AHI recorded a net gain on the disposition of AWI in the amount of $1,585.7 million. Included in that net gain is an impairment loss of $8.5 million, which arose from the settlement of intercompany claims due from AWI, approved by the Bankruptcy Court on April 2, 2007. As part of that settlement, AHI received an initial distribution of cash of approximately $2.1 million and 98,697 shares of newly emerged AWI stock. These shares were sold immediately after their receipt in April 2007, providing cash proceeds of $5.0 million.

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 additional AWI shares. The Company sold the AWI shares in the open market in July 2007 and received proceeds from the sale of $0.07 million.

Additionally, in settlement of tax matters relating to consolidated tax filings and refunds, AHI also received $20 million directly from AWI in April 2007. The Company believes these proceeds will not be subject to federal or state income taxes.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Net sales, pre-tax income and earnings from discontinued operations on a going concern basis are as follows:

	Three Months Ended September 30, 2006	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2006
Net sales	$973.6	$—	$2,795.7

Pre-tax income from discontinued operations	$63.7	$1.2	$177.7
Income tax (expense) on discontinued operations	(24.5)	(0.5)	(70.3)

Earnings from discontinued operations	$39.2	$0.7	$107.4

There were no assets or liabilities of the discontinued AWI business as of September 30, 2007 or December 31, 2006. Under the liquidation basis of accounting, earnings are not reported for the third quarter of 2007.

NOTE 4. RECEIVABLES

	September 30, 2007	December 31, 2006
Receivables associated with AWI settlement	$—	$26.3
Miscellaneous receivables	0.2	0.1

Receivables	$0.2	$26.4

The $26.3 million receivable at December 31, 2006 represents the fair value of the then-expected proceeds from the settlement between AHI and AWI on all inter-company claim and tax matters. The April 2, 2007 settlement provided AHI $20 million in cash related to the tax matters and an allowed claim under AWI’s Chapter 11 Plan related to the intercompany claims. The Chapter 11 Plan claim initially paid approximately $2.1 million in cash and 98,697 shares of newly emerged AWI stock, which were valued at $4.2 million as of December 31, 2006.

Subsequently, AHI sold the AWI stock in the open market in April 2007. Proceeds received from the sale of the common stock were $5.0 million. Additionally, in July 2007, a second distribution was paid to AHI under the allowed AWI settlement claim, which provided an additional $0.03 in cash and 1,468 AWI shares. The Company sold the AWI shares in the open market in July 2007 and received proceeds from the sale of $0.07 million.

The miscellaneous receivables of $0.2 million and $0.1 million at September 30, 2007 and December 31, 2006, respectively, represent the reimbursement of AHI legal, audit and director fees. In accordance with the AWI Chapter 11 Plan, AWI is bearing costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 5.

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 5. ACCRUED EXPENSES

	September 30, 2007	December 31, 2006
Total accrued expenses	$0.2	$0.1

The $0.2 million and $0.1 million of accrued expenses at September 30, 2007 and December 31, 2006, respectively, represent the accrual of AHI legal, audit and director fees. In accordance with the AWI Chapter 11 Plan, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. See Note 4.

NOTE 6. INCOME TAXES

The portion of the receivable associated with the AWI shares increased significantly in value from issuance to the time of sale. The timing of the recognition of this gain for tax purposes differs from the financial reporting gain. As a result, some portion of this gain for tax purposes will be recognized subsequent to a date whereon the Company may have incurred a change in ownership. Any realized gains for tax purposes subsequent to an ownership change date would likely not be shielded by net operating loss carryforwards (see Note 2). As a result of the timing, a current tax payable of $0.7 million was recorded during the first nine months of 2007.

For tax purposes, the Company realized an approximate $1.9 million capital loss associated with the AWI settlement. Since it was highly uncertain whether the Company would be able to generate sufficient capital gains to utilize this tax loss in the future, the Company has provided a full valuation allowance to the extent of this benefit.

The Company has adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective as of January 1, 2007. The Company has no Unrecognized Tax Benefits (“UTB”) as of January 1, 2007. Therefore, there will be no UTB that, if recognized in future periods, would impact the reported effective tax rate. In addition, there is no UTB for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly increase or decrease within twelve months.

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

Armstrong Holdings, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 7. COMPREHENSIVE INCOME

The Company’s comprehensive income, net of tax, under the going concern basis prior to July 1, 2007 is presented below for the indicated periods:

	For the three months ended September 30, 2006	For the six months ended June 30, 2007	For the nine months ended September 30, 2006
Net earnings	$39.2	$0.7	$107.4
Other comprehensive income:
Foreign currency translation adjustments	5.6	—	18.5
Derivative loss, net	(1.2)	—	(9.5)
Minimum pension liability adjustments	(0.2)	—	(0.7)

Other comprehensive income, net of tax	4.2	—	8.3

Comprehensive income, net of tax	$43.4	$0.7	$115.7

Under the liquidation basis of accounting, earnings and comprehensive income are not reported for the third quarter of 2007.

NOTE 8. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any Company property is the subject. The Company has conducted no business and has had no operations and no employees since its stock ownership in AWI was cancelled on October 2, 2006. AHI has no recorded contingent liabilities.

NOTE 9. EARNINGS PER SHARE

The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares.

NOTE 10. RELATED PARTIES

AHI’s stock ownership in AWI was cancelled on October 2, 2006. Claims and tax rights in issue between the companies were settled in April 2007. See Note 2 for further discussion.

In accordance with the AWI Chapter 11 Plan, AWI is bearing costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI. During the third quarter and first nine months of 2007, AHI incurred $0.2 million and $0.7 million of costs for legal, audit and director fees, respectively, which are reimbursable by AWI.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong Holdings, Inc.:

We have reviewed the accompanying condensed consolidated statement of net assets (liquidation basis) of Armstrong Holdings, Inc., and subsidiaries (“the Company”) as of September 30, 2007 and the related condensed consolidated statement of changes in net assets in liquidation for the period from July 1, 2007 to September 30, 2007. We have also reviewed the condensed consolidated statements of earnings for the six-month period ended June 30, 2007 and the three and nine-month periods ended September 30, 2006, and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2007 and the nine-month period ended September 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As described in Note 1 to the financial statements, at a special shareholder meeting on July 18, 2007, the Company’s shareholders approved a plan of dissolution. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 2007 from the going concern basis to a liquidation basis.

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
October 22, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Armstrong Holdings, Inc. (“AHI”) is a Pennsylvania corporation that is in dissolution. The Company has conducted no business and has had no operations and no employees since the Company’s stock ownership in Armstrong World Industries, Inc. (“AWI”) was cancelled on October 2, 2006. At a special shareholder meeting on July 18, 2007, the Company’s shareholders approved a plan of dissolution.

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

AWI’s Chapter 11 Plan contemplated that the Company would dissolve following AWI’s emergence from Chapter 11 reorganization. The Armstrong Holdings Board of Directors evaluated what future action was in the best interests of the Company, including the matter of dissolution and an evaluation of its assets, obligations and tax position. The Board, at a meeting on May 8, 2007, determined that it is in the best interests of shareholders to dissolve, and approved a plan of dissolution.

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. Following the approval of the Plan of Dissolution by shareholders, the Company published and served notice of its pending dissolution on various parties in accordance with Pennsylvania law. One claim against the Company has been asserted, but the Company believes it has no merit and is seeking to have it withdrawn. The Company is awaiting resolution of its final federal and state tax liabilities before making a distribution of its net assets to its shareholders and filing Articles of Dissolution. The Company hopes to file Articles of Dissolution and issue the distribution of the Company’s net assets to shareholders in the fourth quarter of this year. Achieving this timing depends, among other things, on whether the Company receives any other claims that will have to be resolved and how quickly government tax authorities respond to Company requests.

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

Due to their affiliated status through October 1, 2006, the Company and AWI were required by the Internal Revenue Service (“IRS”) to file a consolidated 2006 federal tax return. As a result of the above-mentioned tax losses, the Armstrong consolidated tax group is entitled to recover estimated tax payments made by AWI to the IRS in 2006, and in addition has the ability to elect to carry back the group’s tax losses either two or ten years in order to recover taxes paid in those years. The Company’s and AWI’s respective preferences concerning these elections and utilization of the group’s tax losses were not necessarily the same. Moreover, there was no IRS regulation nor any prior written agreement between the companies that prescribed how to allocate tax refunds between them.

In order to resolve the Company’s claim against AWI, determine how to handle the tax elections and establish the Company’s and AWI’s respective rights to prospective tax refunds, the Board of Directors of the Company appointed a special committee of the Board comprised of independent outside directors Jerre L. Stead and M. Edward Sellers. Neither of these directors was a director or officer of AWI. The special committee engaged the law firm of McDermott, Will & Emery to advise it in connection with these matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

Following negotiations of the special committee and their legal counsel with AWI, on February 26, 2007 the Company announced that a settlement (the “Settlement”) had been reached with AWI.

The Settlement called for AWI to pay the Company $20 million in cash related to the tax matters, and gave the Company an allowed claim under AWI’s Chapter 11 Plan of $8.5 million related to the intercompany claims. The Company recovered on this claim on the same basis as other unsecured creditors of AWI. The initial distribution in satisfaction of the $8.5 million claim consisted of approximately $2.1 million in cash plus 98,697 shares of reorganized AWI. The Settlement also gave AWI the right to make, and the responsibility for, all relevant tax elections, and the right to file all required tax returns on behalf of the Armstrong tax filing group for all relevant tax periods during which the two companies were affiliated, and to receive and retain all related tax refunds.

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

In July 2007, a second distribution was issued to AHI under the allowed AWI settlement claim, providing an additional $0.03 million in cash and 1,468 in additional AWI shares. The Company sold the AWI shares in the open market in July 2007 and received proceeds from the sale of $0.07 million.

The Company has a tax loss to carry forward after the 2006 tax year but it was highly uncertain whether the Company would have been able to utilize this loss in any practical fashion that would serve the interests of shareholders. Whatever utility or value they may have had will be extinguished upon the Company’s dissolution. Whether the Company would have been able to realize any economic value from these tax operating loss carryforwards depends on two things: (i) first, determining that the Company had not experienced (and will not, in the future, experience) an “ownership change” under the U.S. Internal Revenue Code, the effect of which would be to impose limitations that essentially render the tax operating loss carryforwards valueless, and (ii) second, the Company having taxable income in the future against which these tax operating loss carryforwards could have been utilized.

Whether a company has experienced an “ownership change” is determined by measuring the ownership by holders of more than five percent of the company’s shares on certain testing dates and then comparing that ownership to the lowest amount of stock owned by that shareholder during the preceding three years. If a particular holder’s ownership during this period has increased, it is counted as an “owner shift”. If all “owner shifts” on a particular testing date total more than fifty percentage points, an “ownership change” has occurred.

At the direction of the Board of Directors, legal and tax counsel analyzed the historical trading activity by the Company’s five percent or more shareholders in order to determine whether the Company experienced an “ownership change.” For corporations such as the Company whose stock is publicly traded, this analysis is to be based on filings (Forms 13-G and 13-D) made with the Securities and Exchange Commission (“SEC”). In the case of the Company, those filings, taken at face value, indicated that an “ownership change” occurred. If that is the case, the Company’s tax operating loss carryforwards were already essentially worthless. The Company’s tax counsel sought, but was unsuccessful in obtaining, further information from or about certain of those five percent or more shareholders that would suggest that some of the shares disclosed in their SEC filings can be disregarded, and therefore, that an “ownership change” in fact had not yet occurred. But even if further research on this issue were to be fruitful, even a relatively small additional change in the ownership of Company stock in the future would almost certainly trigger the limitations and make the tax operating loss carryforwards essentially worthless. Further, since October 2, 2006, the Company has conducted no business and has had no operations or employees, so in its present circumstances it was very unlikely the Company would have significant future taxable income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollar amounts in millions)

In connection with its 2007 income tax liability, the Company requested a private letter ruling from the IRS that an “ownership change” has not occurred. This would allow the Company to offset its 2007 interest income by use of its loss carryforward from 2006. The ruling request is based on a statement of facts specific to the Company and a statement of law with analysis. The income tax recorded in these financial statements assumes an ownership change has occurred. If a favorable IRS ruling is received, then the majority of the tax accrued in these financial statements will not be payable and only minimal tax will be due.

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

RESULTS OF OPERATIONS

The condensed consolidated financial statements for the first six months of 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of a plan of dissolution on July 18, 2007, we were required to adopt the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Our shareholders approved a plan of dissolution on July 18, 2007. However, for administrative convenience, we elected to adopt the liquidation basis of accounting effective July 1, 2007. The only income generated and expenses incurred in the period from July 1, 2007 to July 18, 2007 was from discontinued operations.

Prior to July 1, 2007, all activity of AWI and its subsidiaries has been reclassified as discontinued operations due to the cancellation of AHI’s ownership in AWI effective October 2, 2006. Since AHI has no operations, there have been no amounts reported on a continuing operations basis. The amounts reported as discontinued operations in the Condensed Consolidated Statements of Earnings include appreciation in the value of the AWI common shares and interest income earned on the cash proceeds from the sale of those shares. See “Overview” for further discussion.

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

The proposed plan of dissolution was submitted to shareholders and was approved at a special shareholder meeting on July 18, 2007. Following the approval of the Plan of Dissolution by shareholders, the Company published and served notice of its pending dissolution on various parties in accordance with Pennsylvania law. No claims against the Company have been asserted. The Company is awaiting resolution of its final federal and state tax liabilities before making a distribution of its net assets to its shareholders and filing Articles of Dissolution. The Company hopes to file Articles of Dissolution and issue the distribution of the Company’s net assets to shareholders in the fourth quarter of this year. Achieving this timing depends, among other things, on whether the Company receives any claims that will have to be resolved and how quickly government tax authorities respond to Company requests.

Since AHI does not conduct any business or operations, AHI does not expect to incur any operating expenses other than ongoing legal and advisory fees. Future liquidity needs, if any, will be funded by cash on hand. Under the terms of AWI’s Chapter 11 Plan, AWI will bear costs and expenses of AHI for a reasonable time through the contemplated dissolution of AHI.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any Company property is the subject. See Note 8 of the Condensed Consolidated Financial Statements for further information.

Item 1A.	Risk Factors

See page 3 for our “ Risk Factors” discussion. The risk factors previously disclosed in Part I, Item 1A of our 2006 Form 10-K have been changed in light of the determination to dissolve the Company.

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

Armstrong Holdings, Inc. announced on May 8, 2007 that its Board of Directors recommended that the Company be dissolved. The Board approved a Plan of Dissolution which was submitted for and received shareholder approval on July 18, 2007. At a meeting of the Board of Directors on July 23, 2007, the Board directed management to proceed with the Plan of Dissolution and that related notices, communications and other actions to advance the dissolution be commenced.

The Company published and served notice of its pending dissolution on various parties in accordance with Pennsylvania law. One claim against the Company has been asserted, but the Company believes it has no merit and is seeking to have it withdrawn. The Company is awaiting resolution of its final federal and state tax liabilities before making a distribution of its net assets to its shareholders and filing Articles of Dissolution. The Company hopes to file Articles of Dissolution and issue the distribution of the Company’s net assets to shareholders in the fourth quarter of this year. Achieving this timing depends, among other things, on whether the Company receives any other claims that will have to be resolved and how quickly government tax authorities respond to Company requests.

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

Date: October 22, 2007

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